Form 10-K
period 2021-12-31
DA32 Life Science Tech Acquisition Corp.
filed 2022-03-31
CIK 1863294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31,
2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE NUMBER
001-40676

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3352988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Park Avenue South, 12th Floor New York, NY	10010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
551-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	DALS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes  ☒    No  ☐
The aggregate market value of the common stock held by
non-affiliates
of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $
279,162,500.
As of March 3
1
, 2022, the Registrant had 20,650,000 shares of its Class A common stock, $0.0001 par value per share, and 5,000,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY
The statements contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Annual Report on Form
10-K
(the “Annual Report on Form
10-K”
or “Annual Report”) may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

•
If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

•
The Nasdaq Stock Market LLC (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.

•
If the net proceeds of our initial public offering and the sale of the private placement shares not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

•
Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

•
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

•
Our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

PART I
References in this report to “we,” “us” or the “Company” refer to DA32 Life Science Tech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to DA32 Sponsor LLC, a Delaware limited liability company and references to the “Sponsor Funds” refer to ARCH Venture Partners, Deerfield Management and Section 32, the managing members of our Sponsor. References to our “initial stockholders” refer to the Sponsor and certain individuals that own shares of Class B common stock.
ITEM 1. BUSINESS.
Introduction
We are a Delaware blank check company incorporated on April 16, 2021 formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any business industry or geographic region, we intend to capitalize on our management team’s background and experience to identify promising opportunities in the biotechnology and life science infrastructure sector.
On July 30, 2021, we consummated our initial public offering (the “Public Offering”) of 20,000,000 shares of Class A common stock (the “public shares”). The public shares were sold at an offering price of $10.00 per public share, generating gross proceeds, before expenses, of $200,000,000. Prior to the consummation of the Public Offering, on May 13, 2021, the Sponsor purchased 5,750,000 shares of Class B common stock (the “founder shares”) par value $0.0001 per share in exchange for a capital contribution of $25,000, or $0.004 per share. On June 15, 2021, our Sponsor transferred 143,750 founder shares to Christopher Wolfe, our Chief Financial Officer, 230,000 founder shares to Section 32 Fund 3, LP, a managing member of our Sponsor, 30,000 founder shares to each of Andrew ElBardissi, Keith Crandell, Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs, our directors, and 10,000 founder shares to each of Bonnie Anderson, Peer Schatz and Vince Miller, certain of our advisors, for the same per-share
price initially paid by our Sponsor, resulting in our Sponsor holding 5,166,250 founder shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 public shares if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; thus, 750,000 shares of Class B common stock were forfeited on August 5, 2021, accordingly, resulting in our Sponsor holding 4,465,000 founder shares.
Simultaneously with the consummation of the Public Offering, we consummated the private placement of an aggregate of 650,000 private placement shares to the Sponsor at a price of $10.00 per share, generating gross proceeds, before expenses, of approximately $6,500,000. The private placement shares are identical to the public shares sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, they may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination.
Upon the closing of the Public Offering and the private placement, $200,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the public shares properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination by July 30, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity or (iii) the redemption of 100% of the public shares if we are unable to complete an initial business combination by July 30, 2023. The proceeds held in the Trust

Account may only be invested in direct United States government treasury obligations within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
After the payment of underwriting discounts and commissions (excluding the deferred portion of $5,600,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $700,000 in expenses relating to the Public Offering, approximately $1,800,000 of the net proceeds of the Public Offering and private placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was $200,000,000 in investments and cash held in the Trust Account and approximately $1.9 million of cash held outside the Trust Account available for working capital purposes.
Our Founders
In coming together as
co-sponsors
of the Company, Deerfield Partners, L.P. (“Deerfield Management” or “Deerfield”), ARCH Venture Fund XI, L.P. (“ARCH Venture Partners” or “ARCH”) and Section 32 Fund 3, LP (“Section 32” and collectively with Deerfield and ARCH, the “Sponsor Funds”), the managing members of our Sponsor, aim to leverage their complementary capabilities and networks in order to acquire, merge with and grow a promising life science technology opportunity. Individually, each Sponsor Fund brings deep industry expertise and a broad network across the life science technology landscape, including both private and public companies in all stages of development. Collectively, we believe that the Sponsor Funds are well positioned to help us successfully identify an attractive company and equip us with the tools and connections needed to accelerate growth and become a successful publicly traded company.
By combining the healthcare knowledge and sourcing networks of the Sponsor Funds, we intend to execute our strategy to bring forward a meaningful, positive impact on human health. With accelerating advancements in research technology and a boom in healthcare data and biological insights, we believe the time is ripe, and the Company is strongly positioned to pursue opportunities in the life sciences technology industry.
Deerfield Management
Since its launch in 1994, Deerfield Management has focused exclusively on the healthcare industry. Deerfield Management’s investment activity spans both public and private securities, offering an investment flexibility as well as access to investment opportunities across all stages of a company’s life cycle and operating history. Deerfield Management invests broadly across all healthcare sectors, with no restrictions on the size of the company or type of security, and typically has in excess of 100 positions at any given time. Deerfield’s early stage activity is bolstered by 18 academic collaborations with global academic institutions focused on the advancement of new insights into the biological basis of disease. These academic institutions collaborate with 3DC, an internal drug discovery team that plays a critical role in advancing novel insights through proof of concept and clinical validation. Deerfield has also cofounded healthcare technology incubators that seek to advance disruptive technologies from insight to commercialization. In addition to public capital market and private equity investing experience, Deerfield Management has an operational team that provides varying levels of support to Deerfield Management’s portfolio companies. Deerfield Management also benefits from its in-house
research institute, which provides market research and extensive scientific expertise to both the investment team and portfolio companies. Deerfield private investments include AveXis, Inc., Array BioPharma, Inc., Arena Pharmaceutics, Editas Medicine, Spark Therapeutics, Horizon Therapeutics, Audentes Therapeutics, Insulet Corporation, NxStage Medical, Inc., Mako Surgical Corp., Pacific Biosciences, Singular Genomics Systems, Inc., and others.
Deerfield has sponsored three prior healthcare SPACs: DFB Healthcare Acquisitions Corp., which completed its IPO in February 2018 and completed its business combination with AdaptHealth Corp. in November 2019; Deerfield Healthcare Technology Acquisitions Corp., which completed its IPO in July 2020 and completed its business combination with CareMax Inc. in June 2021; and DFP Healthcare Acquisitions Corp., which completed its IPO in March 2020 and announced its business combination with The Oncology Institute in June 2021. AdaptHealth Corp. and CareMax Inc. have generated post-acquisition positive returns based on stock price performance.

ARCH Venture Partners
ARCH has
co-founded
and/or provided venture capital for numerous companies organized around innovations from global research universities, national laboratories, corporate research groups and entrepreneurs. Geographically dispersed with footprints in innovation centers in the United States and around the world, the team identifies and backs technologies in the life and physical sciences that advance our understanding of biology and address healthcare challenges. ARCH’s focus on scientific innovators and embrace of big-picture
thinking has led to the origination of companies such as Illumina, Denali Therapeutics, Juno Therapeutics, Sana Biotechnology, Vir Biotechnology, and National Resilience. Meanwhile, ARCH’s deep therapeutics portfolio provides a unique view into the needs of biotechnology research which further informs our strategy for life science tools companies. Recent relevant transactions include IPOs for Twist Bioscience, Quanterix, Singular Genomics Systems, Inc. and 908 Devices, and the proposed acquisition of GRAIL by Illumina. ARCH has also co-sponsored
Revolution Healthcare Acquisition Corp.
Section 32
Section 32 is a venture capital fund investing at the frontiers of technology and healthcare to improve the human condition by accelerating the discovery, development and distribution of important technologies and lifesaving medicines. Founded by Bill Maris, founder and first CEO of Google Ventures, the investing team also includes Steve Kafka. Ph.D., former Executive Chairman of Thrive Earlier Detection and of ArcherDx; Michael Pellini, M.D., former CEO and Chairman of Foundation Medicine and former President and COO of Clarient; and Andy Harrison, former senior leader at Verily Life Sciences and GoogleX. The Section 32 team has deep experience building and leading pioneering companies and draws upon its broad network of relationships with entrepreneurs, investors, and thought leaders to create and support the Section 32 portfolio. Key areas of investment include life science technologies, therapeutics, molecular diagnostics, precision medicine, genomics, software, cybersecurity, advanced communications and computation, artificial intelligence, and more. The firm’s recent exits include Thrive Earlier Detection Corp., Coinbase Global, Inc., Relay Therapeutics, Inc., CrowdStrike Holdings, Inc., Singular Genomics Systems, Inc. and Vir Biotechnology, Inc.
Our Executive Team and Board of Directors
We believe that our executive team and board of directors are among the healthcare industry’s most experienced and accomplished life science technology investors and company-builders. Our team has an extensive track record of investing in, leading and growing both private and public companies at the intersection of life sciences and technology. Our team’s experience and capabilities will be essential – especially in the current market environment of rapid company-creation and capital deployment – to identify and execute an attractive business combination, and furthermore to position the acquired business for success.
Strategic Advisors
Bonnie Anderson is
Co-founder
and Executive Chairwoman of Veracyte (Nasdaq: VCYT), a global genomic diagnostics company that is transforming outcomes for patients at every step of their journey in cancer and other diseases. She co-founded
Veracyte in 2008 and served as Chief Executive Officer and Chairman of the Board of Directors until June 1, 2021, when she assumed the role of Executive Chairwoman. Prior to Veracyte, Ms. Anderson provided strategic consulting services to venture capital firms and early-stage businesses following 18 years in leadership positions at Beckman Coulter, now a part of Danaher (NYSE: DHR). She currently serves on Board of Directors of Bruker Corporation (Nasdaq: BRKR) and the Biotechnology Innovation Organization, and is President of the Coalition for 21st Century Medicine. She previously served on the Board of Directors of Castle Biosciences Inc (Nasdaq: CSTL) and is a trustee emeritus of the Keck Graduate Institute of Applied Life Sciences. Ms. Anderson has a B.S. in Medical Technology from Indiana University of Pennsylvania.
Peer Schatz is a Managing Director of PS Capital Management GmbH and serves as a supervisory board member of Siemens Healthineers (FSE:
SHL-DE)
and as Chairman of the Boards of Directors of Centogene N.V. (Nasdaq: CNTG) and of Resolve BioSciences GmbH. Prior to October 2019, Peer Schatz was Chief Executive Officer of QIAGEN N.V. QIAGEN’s sample to insight solutions provide valuable insights on molecular information to customers in molecular diagnostics, applied testing, academia and the pharmaceutical industry. He joined QIAGEN in 1993 when the company had under 30 employees and revenues of approximately $2 million. Under his direction, QIAGEN grew to employ more than 5,200 people in over 35 locations around the world and to record annual revenues of over US$ 1.6 billion – with strong leadership positions in molecular diagnostics/precision medicine, research tools and advanced bioinformatics. He led more than 40 acquisitions for QIAGEN as well as its listings on NASDAQ (1996), NYSE (2018) and the Frankfurt Stock Exchange (1997). At the time of his departure, QIAGEN had a market capitalization of around $10 billion. Previously, he held various positions at Sandoz and Computerland and participated in the founding and development of several companies. Between 2017 and 2020 he co-chaired
the Precision Medicine Council of the World Economic Forum and also served as a founding member of the German Corporate Governance Commission between 2001 and 2011. Mr. Schatz has a Master’s degree in Economics and Social Sciences from the University of St. Gallen, Switzerland, and an M.B.A in Finance from the University of Chicago’s Booth School of Business.
Vince Miller, M.D., is
Physician-In-Chief
at EQRx, a biotech company committed to making innovative medicines at dramatically lower prices. Dr. Miller is one of the world’s experts in lung cancer and clinical trial design and interpretation. He has authored and co-authored
more than 300 peer-reviewed publications. His work was critical to identification of EGFR sensitizing and resistance mutations. Among his many accolades, Dr. Miller received the American Cancer Society Clinical Oncology Career Development Award and the Bonnie J. Addario Foundation “A Step Away from the Cure” Award. Dr. Miller spent nearly 20 years as an attending physician focused in thoracic oncology at Memorial Sloan Kettering Cancer Center. He has also served as Chief Medical Resident at Thomas Jefferson University Hospital. Most recently, he served as Chief Medical Officer at Foundation Medicine. Dr. Miller serves on the Board of Revolution Medicines since 2018 and Go2 Lung since 2020. Dr. Miller has a B.A. in Mathematics from the University of Pennsylvania and a M.D. from New Jersey Medical School.
Michael Pellini, M.D., is a Managing Partner of Section 32. Prior to joining Section 32 in 2017, he served as CEO of Foundation Medicine, a company which transformed the way pharmaceutical companies and physicians evaluate the genomic changes underlying a patient’s cancer, and transitioned to Chairman through the close of Roche’s (NASDAQ:RHHBY) acquisition of Foundation Medicine in August 2018. Previously, he was President and COO of Clarient, a national leader in molecular pathology, which was acquired by GE Healthcare in 2010. Dr. Pellini serves on the boards of Tango Therapeutics, Nusano, Vineti, Singular Genomics, Adaptive Biotechnologies, Octave BioSciences, Sema4, Cradle Genomics, TwinStrand Genomics, the Personalized Medicine Coalition, the GO2 Foundation, and the Mission Hospital Foundation (Providence/St. Joseph Health). He previously served on the board of Thrive Earlier Detection, which was acquired by Exact Sciences (NASDAQ: EXACT) in January, 2021. He is also a member of the President’s Leadership Council at Thomas Jefferson University and Jefferson Health, as well as the Advisory Board for Mission Hospital’s Leonard Cancer Institute. Dr. Pellini received a B.A. from Boston College, an M.B.A. from Drexel University, and an M.D. from Jefferson Medical College.
We believe our management team and advisors are well positioned to take advantage of the set of acquisition opportunities focused on the healthcare industry and that our contacts and relationships, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers will allow us to generate an attractive transaction for our stockholders.
Certain executives and/or directors on our team also serve as executives and/or directors of DFP Healthcare Acquisitions Corp. (Nasdaq: DFPH), a blank check company sponsored by affiliates of Deerfield Management that consummated an initial public offering of $230 million in March 2020.
Past performance of our management team does not guarantee either (i) success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their respective affiliates as indicative of our future performance.
Industry Opportunity
We aim to take advantage of attractive, long-term fundamental trends in the life sciences sector. We believe that we are in the midst of an incredibly dynamic period of life science technology innovation and investment, where biologic insights, advances in technology and data analytics, and business model breakthroughs are colliding to create unprecedented positive impact in human health and value creation. The life sciences technology sector possesses a broad and growing set of applications for academic researchers, clinicians, therapeutics and biopharmaceutical discovery firms and even customers beyond healthcare such as consumer goods companies, agricultural enterprises and environmental purification enterprises. Deerfield, ARCH, and Section 32 – already frequent and successful collaborators in life sciences investing – have come together to create DA32 Life Science Tech Acquisition Corp., to leverage our combined life sciences knowledge and relationships, our company-building and operational skills, and our investing experience to execute a business combination in the sector.
We believe the life sciences technology industry has an expansive number of attractive companies in need of capital. Given our team’s collective experience, we intend to focus our search for business combination targets in four separate areas of the larger life sciences industry, including:

•
Life Sciences Tools
: Advances in biology, genomics and proteomics, automation, digitization, optics and other technologies have accelerated an expanding sector of life science tools companies. These companies provide reagents, instruments, and analytical platforms to customers in a wide variety of applied markets including academic and applied research, diagnostic testing in clinical laboratories and point-of-care
settings, therapeutic drug discovery and development, and additional healthcare settings. Expansion markets for life science tools providers may also include veterinary, forensic, agricultural, environmental and food applications, among others. In all cases, customers increasing rely on their life science tools providers to interrogate complex biological systems with higher comprehensiveness, speed and efficiency, and lower costs. Included among potential target life science tools companies are providers of technology that more comprehensively and more affordably provide genomic, proteomic, and other “omics” insights; platforms to assess or create therapeutic candidates at high throughput and which leverage artificial intelligence; and platforms to facilitate cell line development and creation of a manufacturable cell line, among others. Potential target companies in this sector also encompasses outsourced drug creation platforms which optimize the process of generating, screening and selecting the best drug candidates for the biopharma industry to advance into clinical development. We believe multiple opportunities exist for target companies in this sector to accelerate market penetration in existing segments, expand to new segments, and capture a larger share of the pharmaceutical value chain.

•
Diagnostics
: Today’s diagnostics industry, from instrumentation providers to lab services platforms, is leveraging scientific advancements, computational biology, large and combinable data sets, artificial intelligence and tailored software to help enable drug development and advance patient care. These new capabilities have promoted disease screening and risk prediction, disease monitoring, therapeutic regimen tailoring, and outcomes analysis, and paved the way for innovative fields such as precision medicine and liquid biopsy. These applications are continuing to expand their impact in areas of high medical need like oncology while beginning to expand to additional areas like autoimmune and CNS disorders, and we believe that the potential patient and economic impact of these tools is only in its early stages. With opportunities for synergies among existing players, new technology breakthroughs to drive down cost and drive up utility, and expanded progress in regulatory and reimbursement systems, we believe opportunities will continue to expand as diagnostics companies expand their markets and also capture a larger share of their value chain.

•
Synthetic Biology
: Breakthroughs in biology and technology tools, along with expanding demand from a broad range of end user segments, have spawned a resurgence of innovation and growth in synthetic biology, the engineering of natural biological processes to create a new material or perform a task. Companies in this sector produce genes, libraries, oligonucleotide pools, and even
DNA-based
data storage for customers in pharmaceuticals and diagnostics, as well as segments ranging from industrial to food to consumer. Synthetic biology platforms have had a cross-sector impact, addressing a myriad of use cases in expanding target markets both within and beyond life sciences. In particular, research institutions and the biopharma industry are leveraging technologies which control and manipulate biological systems to execute a broad variety of applications, including therapeutic, diagnostic, and broader industrial solutions. We believe engineering advances will continue to improve product offerings and that demand from research, biopharma and diagnostics, along with opportunities to forward-integrate along the value chain, create attractive opportunities in this sector.

•
Data and Analytics Platforms
: The shift towards digitization of both research and clinical information has created massive databases which when married with advances in machine learning technologies can be utilized to improve research, drug development and clinical care. We believe that we are still in the early stages of harnessing data to bring forth the biological insights for research and development of novel treatments and diagnostic tools. Moreover, data and machine learning can be used to deliver insights to patients, providers and payers to enhance healthcare decision making and effective care delivery. Mobile technologies and direct patient engagement, along with insights from consumer tech markets, have created massive new opportunities to deliver care more efficiently. Taken together, abundant opportunities exist to leverage this data in a way that drives superior clinical outcomes for patients, and therefore we believe many opportunities exist in digital health and tech-enabled services.

Acquisition Strategy
The Company was purpose-built by the Sponsor Funds to bring together a unique combination of executives and directors whose scientific and operational backgrounds, extensive relationships across the industry, and broad experience guiding both private and public companies enable execution of our focused and disciplined acquisition strategy. Our shared investment philosophy, which we believe has been a significant contributor to our past investing success, will guide our efforts to identify a business combination. Our efforts will also be underpinned by a fundamental belief that technological innovation is a key driver of growth and value in healthcare companies, as well as a tangible improvement in health outcomes for society.
We focus on large and growing markets which we believe are ripe for disruption by novel technologies, as well as new frontiers that will be created by scientific and technological innovation. We are uniquely positioned to identify opportunities where these conditions exist, and furthermore, ones where our deep-rooted industry knowledge can help management teams identify, navigate and reduce the risks associated with executing on their strategy. We will contribute our combined expertise investing in companies across all stages of development and incorporate previous lessons learned in order to drive significant value creation for these companies.
We believe that the professional networks of our executive team and our directors, together with the expansive group of companies in the Sponsor Funds’ combined life science technology investment portfolios provide a competitive edge with regards to our ability to source, thoroughly evaluate and successfully operate opportunities. Our team can leverage the Sponsor Funds’ proven and rigorous analytical processes to evaluate potential business combinations. Our ability to diligence the underlying science, business model, addressable market opportunity and management team is crucial to assessing these opportunities. We will also leverage the operational experience and expertise of our team in order to guide the strategy and accelerate the growth trajectory of our business combination.
We expect to identify strategic opportunities in which the leadership of our team and enhanced access to growth capital can accelerate market penetration, facilitate expansion into new markets and capture untapped value. Increasingly, opportunities exist for companies in different areas of the life science technology industry to collaborate in ways previously unexplored, leading to impactful products and innovations derived from the collision of cross-functional capabilities and creative ideas. The shared perspective of our sponsors and our deep-rooted understanding of the life science technology industry will enable potential business combinations and deal structures that are not readily apparent to others. Our strategic vision and experience with successful collaborations could facilitate a transaction, involving one or more companies operating in complementary areas within the life science technology industry.
Our team also brings together experience in building successful businesses and an understanding of the benefits of effective corporate governance. Many private companies focused on disruptive, powerful new technologies lack the resources, infrastructure, leadership or board experience required to successfully operate in the public markets. We believe our team can both assess this readiness, and where it is additive, can serve as directors or identify qualified individuals within our networks who can support the business combination as an ongoing public entity.

Consistent with our strategy, we are focused on the following criteria to evaluate prospective target businesses. We intend to acquire companies that we believe:

•	Create or leverage transformational and protectable underlying science and technology;

•	Address unmet research, clinical or commercial needs in large and growing addressable markets;

•	Yield a clear value proposition to ultimate beneficiaries of the technology including patients, providers, payers, researchers, biopharma and diagnostic companies, or others;

•	Hold market leadership potential with clear competitive differentiation, high barriers to entry and clearly defined milestones to drive value-creation; and

•	Are prepared or can be augmented with the sponsors’ support to operate successfully as a public company.
The criteria we reference above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that we believe does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC.
Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We may pursue an initial business combination opportunity jointly with our Sponsor, one or more Sponsor Funds and/or investors in the Sponsor Funds, which we refer to as an Affiliated Joint Acquisition. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities (other than the forward purchase securities) would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our Sponsor, nor any of the Sponsor Funds, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition, as described above, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
In addition, the Sponsor Funds purchased $40,000,000 of our shares of Class A common stock in the Public Offering, thus the equity interest of investors in the Public Offering was diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our shares of common stock is greater than the price per share paid in the private placement, the private placement will result in value dilution to you, in addition to the immediate dilution that you will experience in connection with the consummation of the Public Offering.
Prior to the date of this Annual Report, we filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Sourcing of Potential Initial Business Combination Targets
While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team, our independent directors and certain of our advisors will directly or indirectly own founder shares and/or private placement shares following the Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers, directors and advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. In addition, existing and future funds managed by the Sponsor Funds and their respective portfolio companies may compete with us for business combination opportunities and if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
In addition, our Sponsor, our officers and directors and our advisors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Financial Position
With funds in the Trust Account available for a business combination initially in the amount of $193,500,000 (assuming no redemptions), after payment of $6,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.
Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•
We issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of our shares of common stock then issued and outstanding (excluding the private placement shares) or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
Any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock in which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers and (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holder; or

•	The issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our Sponsor, initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A common stock may be reduced and the number of beneficial holders of our Class A common stock may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our Class A common stock on a national securities exchange.
Our Sponsor, initial stockholders, officers, directors and/or their respective affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares they may hold in connection with the completion of our initial business combination.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock (excluding the private placement shares) or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.
If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our issued and outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 10,781,251, or 37.5%, of the 20,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares of common stock are voted and the private placement shares are voted in favor of the transaction), and we would need 762,501, or 3.81%, of the 20,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the minimum number of shares representing a quorum are voted and the private placement shares are voted in favor of the transaction). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market, in order to comply with Rule
14e-5
under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the Public Offering.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such
24-month
period from the closing of the Public Offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares and private placement shares they hold if we fail to complete our initial business combination within 24 months from the closing of the Public Offering or during any Extension Period. However, if our initial stockholders, Sponsor or management team acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted
24-month
time period.
Our initial stockholders, Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,800,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of the Public Offering and the sale of the private placement shares, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the Public Offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust

Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per share.
We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,800,000 from the proceeds of the Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months from the closing of the Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or during any Extension Period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100%

of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have two executive officers: Steve Kafka and Christopher Wolfe. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
Our Class A common stock are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the prior year’s June 30th, and (2) our annual revenues equal or exceed $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the prior year’s June 30.
ITEM 1A. RISK FACTORS.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our Class A common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.
RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares of common stock (excluding the private placement shares) to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding common stock (excluding the private placement shares), we would seek stockholder approval of such business combination. However, except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders own, on an
as-converted
basis, 20% of our outstanding common stock immediately following the completion of the Public Offering (excluding the private placement shares). In addition, the Sponsor Funds purchased 4,000,000 shares in the Public Offering. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to the completion of our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 7,175,001, or 35.88%, of the 20,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares of common stock are voted and the private placement shares to be issued to our Sponsor are voted in favor of the transaction), and we would need 762,501, or 3.81%, of the 20,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the minimum number of shares representing a quorum are voted and the private placement shares to be issued to our Sponsor are voted in favor of the transaction). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The
COVID-19
outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. Moreover, the existence and persistence of
COVID-19
could serve to exacerbate the likelihood, and magnitude, of negative effects arising out of any or all of the other risks identified in this Annual Report.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by geopolitical events and their effects on debt and equity markets.
At the end of 2021 and into 2022, Russia assembled large numbers of military ground forces on the Ukraine-Russia border and in February 2022 invaded Ukraine, escalating tensions between the U.S. and Russia. Additionally, in response to the conflict, the U.S., other North Atlantic Treaty Organization (“NATO”) member states and non-member
states have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the U.S., other NATO member states, and other countries. The invasion of Ukraine and any retaliatory measures taken by the U.S. and NATO have created global security concerns that could have a lasting impact on regional and global economies. As a result, our ability to raise equity and debt financing and to ultimately consummate a business combination may be materially adversely affected by the Ukraine-Russia dispute.
We may not be able to complete our initial business combination within 24 months after the closing of the Public Offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the Public Offering or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
and geopolitical tensions may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares from stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase public shares or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such purchases or transactions and have not formulated any terms or conditions for any such purchases or transactions. None of the funds in the Trust Account will be used to purchase public shares or equity-linked securities in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our Sponsor, initial stockholders, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining the requisite stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our Class A common stock may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our Class A common stock on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the Public Offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the private placement shares and filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our shares will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.
As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of the Public Offering, only $1,800,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following such closing; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per public share.
Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our independent registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Public Offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per public share.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any material provisions relating to stockholders’ rights or pre-initial
business combination activity; and (iii) absent an initial business combination within 24 months from the closing of the Public Offering or during any Extension Period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.
Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice

period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our by laws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Because we are neither limited to evaluating a target business in a particular industry or sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares of Class A common stock will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination in industries or sectors outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A common shares will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders, respectively, following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange listing rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of the prospectus relating to our Public Offering, unless such payment would not be deemed underwriters’ compensation in connection with the Public Offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds held in the Trust Account from the Public Offering and the private placement of shares will provide us with $194,400,000 that we may use to complete our initial business combination (after taking into account the $5,600,000 of deferred underwriting commissions being held in the Trust Account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike many other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending such provisions of our amended and restated certificate of incorporation will require the approval of holders of at least 65% of all then issued and outstanding shares of common stock. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the Class A common shares offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of shares into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock upon the closing of the Public Offering (excluding the private placement shares), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to the Public Offering may be amended without stockholder approval.
Each of the agreements related to the Public Offering to which we are a party, other than the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement shares purchase agreement between us and our Sponsor; the strategic services agreement between us and our Chief Financial Officer; and the administrative services agreement between us and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement shares and other securities held by our initial stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the private placement shares. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own 20% of our issued and outstanding common stock (excluding the private placement shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders.
Although we will attempt to structure our initial business combination in a tax-efficient
manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion its Class A common stock.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If we effect a business combination with a target company organized in another jurisdiction, we may take actions in connection with the business combination that could have adverse tax consequences.
We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members or owners are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of shares of Class A common stock in connection with such business combination. We do not intend to make any cash distributions to shareholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after any such reincorporation.
Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.

RISKS RELATING TO OUR SECURITIES
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering or during any Extension Period, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering or during any Extension Period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
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
Nasdaq may delist our Class A common stock from trading on its exchange, which could limit investors’ ability to make transactions in our Class A common stock and subject us to additional trading restrictions.
Our shares of Class A common stock are listed on Nasdaq. Although after giving effect to the Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our Class A common stock will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our Class A common stock from trading on its exchange and we are not able to list our Class A common stock on another national securities exchange, we expect our Class A common stock could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Class A common stock;

•	reduced liquidity for our Class A common stock;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares of Class A common stock;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock is listed on Nasdaq, our shares of Class A common stock qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
The grant of registration rights to our initial stockholders and their permitted transferees and holders of our private placement shares and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Pursuant to a registration rights agreement entered into concurrently with the issuance and sale of the securities in the Public Offering, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement shares and their permitted transferees can demand that we register the private placement shares of Class A common stock and holders of private placement shares that may be issued upon conversion of working capital loans may demand that we register such Class A common stock issuable upon conversion of such loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement shares or holders of our working capital loans or their respective permitted transferees are registered.
Because, unlike many other SPAC initial public offerings, investors in the Public Offering did not receive warrants that would become exercisable following completion of our initial business combination, our offered securities may be worth less than the securities offered in other SPAC initial public offerings.
Unlike many other SPAC initial public offerings, investors in the Public Offering did not receive warrants that would become exercisable following completion of our initial business combination. We did not offer warrants in order to remove the dilutive effect of warrants upon completion of a business combination, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, the Public Offering structure may cause our offered securities to be worth less than if we were also offering a whole or fractional warrant to purchase shares.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering, there were 80,000,000 and 5,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the Public Offering, there will be no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Class A common stock.
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock issued and outstanding (excluding the private placement shares) after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement shares issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be issued and outstanding prior to the initial business combination.
Our initial stockholders paid an aggregate of $25,000 in exchange for 5,000,000 founder shares. Accordingly, you will experience immediate and substantial dilution from the purchase of our shares of Class A common stock.
The difference between the public offering price per share and the pro forma net tangible book value per share of our Class A common stock after the Public Offering constitutes the dilution to you and the other investors in the Public Offering. Our initial stockholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of the Public Offering, you and the other public stockholders incurred an immediate and substantial dilution of approximately 92.5% or $9.25 per share), the difference between the pro forma net tangible book value per share after the Public Offering of $0.75 and the initial offering price of $10.00 per share. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.
The nominal purchase price paid by our Sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the Sponsor’s founder shares will be significantly greater than the amount our Sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A common stock to materially decline.
Our Sponsor has committed to invest an aggregate of $6,525,000 in us in connection with the Public Offering, comprised of the $25,000 purchase price for the founder shares and the $6,500,000 purchase price for the private placement shares. We are offering shares of our Class A common stock to the public at an offering price of $10.00 per share, and the amount in our Trust Account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, because the Sponsor paid only a nominal purchase price of approximately $0.004 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our Sponsor’s founder shares into shares of Class A common stock upon our completion of an initial business combination.
The following table shows the public stockholders’ and our Sponsor’s investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table assumes that (i) our valuation is $200,000,000, (ii) no interest is earned on the funds held in the Trust Account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our Sponsor upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement shares, (ii) the trading price of our public shares, (iii) the initial business combination transaction costs (including payment of $5,600,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A common stock held by public stockholders	16,000,000
Class A common stock held by the Sponsor Funds	4,000,000
Class A common stock held by our Sponsor	650,000
Class B common stock held by our initial stockholders	5,000,000

Total common stock	25,650,000
Total funds in trust available for initial business combination	$200,000,000
Public stockholders’ investment per share of Class A common stock.	$10.00
Our Sponsor’s total investment per share of common stock(1)	$1.15
Implied value per share of Class A common stock upon the initial business combination(2)	$7.80

(1)	The Sponsor’s total investment in the equity of the company, inclusive of the founder shares and the Sponsor’s $6,500,000 investment in shares of our Class A common stock, is $6,525,000.
(2)	All founder shares will automatically convert into shares of Class A common stock upon completion of our initial business combination.
Based on these assumptions, each share of our Class A common stock would have an implied value of $7.80 per share upon completion of our initial business combination, representing a 22% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.80 per share of Class A common stock upon completion of our initial business combination would represent a dilution to our public stockholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each founder share. At $7.80 per share of Class A common stock, the 5,650,000 shares of Class A common stock that the Sponsor and our initial stockholders would own upon completion of our initial business combination (after automatic conversion of the 5,000,000 founder shares) would have an aggregate implied value of $44,070,000. As a result, even if the trading price of our Class A common stock significantly declines, the value of the founder shares will be significantly greater than the amount paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A common stock after the initial business combination is as low as $1.15 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its shares of Class A common stock even if the trading price of our Class A common stock declines after we complete our initial business combination even if the value of the public shares declines significantly. Our Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

In addition, Deerfield Management and its affiliates and certain of the Sponsor Funds invest in and may trade in loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Deerfield Management or any of its affiliates or the Sponsor Funds provide or participate in such debt financing arrangement, it may present a conflict of interest and will have to be approved under our related party transaction policy or by our independent directors.
The determination of the offering price of our shares of Class A common stock, the size of the Public Offering and terms of the shares was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our shares properly reflects the value of such shares than you would have in a typical offering of an operating company.
Prior to the Public Offering there has been no public market for any of our Class A common stock. The public offering price of the shares was negotiated between us and the underwriters. In determining the size of the Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Public Offering, prices and terms of the Class A common stock include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the Public Offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering size, price and terms of the shares is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our Class A common stock and a market for our Class A common stock may not develop, which would adversely affect the liquidity and price of our shares.
There is currently no market for our Class A common stock. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following the Public Offering, the price of our Class A common stock may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our Class A common stock may never develop or, if developed, it may not be sustained. You may be unable to sell your shares of Class A common stock unless a market can be established and sustained.
We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”) for U.S. federal income tax purposes.
A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).
Depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our Sponsor and certain tax exempt organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer individuals during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC following the Public Offering or in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.
RISKS RELATING TO OUR MANAGEMENT TEAM
We are dependent upon our executive officers, directors and advisors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers, directors and advisors. We believe that our success depends on the continued service of our officers, directors and advisors, at least until we have completed our initial business combination. In addition, our executive officers, directors and advisors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers, directors and advisors serve as an officer and/or director of other special purpose acquisition companies. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors, executive officers or advisors. The unexpected loss of the services of one or more of our directors, executive officers or advisors could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
Our executive officers, directors and advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers, directors and advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers, directors and advisors serve as an officer and/or director of other special purpose acquisition companies. Our independent directors and advisors also serve as officers and board members for other entities. If our executive officers’, directors’ and advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers, directors and advisors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers, directors and advisors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer, director or advisor is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor, our officers and directors and our advisors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Deerfield Management and certain of its personnel have been the subject of SEC proceedings.
In September 2013, Deerfield Management voluntarily agreed to settle an SEC inquiry relating to six alleged violations of Rule 105 of Regulation M under the Exchange Act, without admitting or denying the SEC’s allegations. The violations allegedly occurred between December 2010 and January 2013. Rule 105 generally prohibits purchasing an equity security in a registered offering if the purchaser sold short the same security during a restricted period (generally defined as five business days before the pricing of the offering). Rule 105’s prohibition applies irrespective of any intent to violate the rule. The settlement involved the payment of disgorgement, prejudgment interest and a civil money penalty in the aggregate amount of $1,902,224.
In May 24, 2017, the United States Attorney’s office for the Southern District of New York arrested two then-partners of Deerfield Management and charged them with conspiracy to convert property of the United States, to commit securities fraud and to defraud the United States; conspiracy to commit wire and securities fraud; conversion of property of the United States; securities fraud; and wire fraud in connection with recommending trading in certain shares allegedly on the basis of material nonpublic information during 2012 and 2013. On the same day, the SEC filed a complaint against one of those individuals, alleging that he recommended trading in shares of certain securities during 2012 on the basis of material nonpublic information, in violation of Section 10(b) of the Exchange Act and Rule
10b-5
thereunder and Section 17(a)(1) of the Securities Act. Deerfield Management was not named in either proceeding. In May 2018, both individuals were convicted in the criminal proceeding on five counts of conversion of government property, conspiracy, wire fraud, and securities fraud. Both individuals were sentenced in September 2018 and appealed the verdict. On December 30, 2019, the United States Court of Appeals for the Second Circuit affirmed the judgments of the district court. On January 11, 2021, the Supreme Court vacated the decision of the Second Circuit and remanded the case to the Second Circuit for further consideration. The subject individuals are no longer with Deerfield Management.
In August 21, 2017, Deerfield Management voluntarily agreed to settle an SEC administrative proceeding relating to alleged violations of Section 204A of the Investment Advisers Act of 1940 (the “Advisers Act”), without admitting or denying the SEC’s allegations, pursuant to an order under Section 203(e) and 203(k) of the Advisers Act (the “Order”).” The Order resolved the SEC’s allegations that Deerfield Management, from 2012 through 2014, failed to establish, maintain, and enforce policies and procedures reasonably designed to prevent the misuse of material, nonpublic information, particularly taking into consideration the nature of Deerfield Management’s business. The Order alleged that, as part of Deerfield Management’s research in the healthcare sector, the Firm engaged third party consultants and research firms, including firms that specialized in providing “political intelligence” regarding upcoming regulatory and legislative decisions, that Deerfield Management employees based trading recommendations on such information, and that hedge funds advised by Deerfield Management then made those trades. Based on the foregoing conduct, the SEC alleged that Deerfield Management violated Section 204A of the Advisers Act, which requires investment advisers to establish, maintain, and enforce written policies and procedures reasonably designed, taking into consideration the nature of the investment adviser’s business, to prevent the misuse of material, nonpublic information by such investment adviser or any person associated with such investment adviser. The Order required Deerfield Management to cease and desist from committing or causing any violations and any future violations of Section 204A of the Advisers Act, censures Deerfield Management and provides that Deerfield Management will pay disgorgement of $714,110, prejudgment interest of $97,585 and a civil money penalty of $3,946,267.
These actions and/or any additional SEC or other governmental actions may harm our ability to complete an initial business combination, including by making prospective target companies less likely to consummate a business combination with us.
Our executive officers, directors, advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors, executive officers or advisors, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition with one or more Sponsor Funds and/or one or more investors in the Sponsor Funds. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, certain of the Sponsor Funds are focused on investments in the healthcare industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Sponsor Funds.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors, advisors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, executive officers, directors and advisors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors, advisors or existing holders. Our directors, officers and advisors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers, directors and advisors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors, advisors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more Sponsor Funds and/or one or more investors in the Sponsor Funds. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.
Since our Sponsor, executive officers, directors and advisors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On May 13, 2021 our Sponsor paid $25,000, or approximately $0.004 per share, in exchange for an aggregate of 5,750,000 founder shares. On June 15, 2021, our Sponsor transferred 143,750 founder shares to Christopher Wolfe, our Chief Financial Officer, 230,000 founder shares to Section 32 Fund 3, LP, a managing member of our Sponsor, 30,000 founder shares to each of Andrew ElBardissi, Keith Crandell, Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs, our directors, and 10,000 founder shares to each of Bonnie Anderson, Peer Schatz and Vince Miller, certain of our advisors, for the same per-share
price initially paid by our Sponsor, resulting in our Sponsor holding 5,166,250 founder shares. On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; thus, 750,000 shares of Class B common stock were forfeited on August 5, 2021, accordingly, resulting in our Sponsor holding 4,465,000 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 shares of Class A common stock (if the underwriters over-allotment option was exercised in full), and therefore that such founder shares would represent 20% of the issued and outstanding shares after the Public Offering (excluding the private placement shares). The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased 650,000 private placement shares at a price of $10.00 per private placement share ($6,500,000 in the aggregate), that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers, directors and advisors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.
A conflict of interest may arise from the need to obtain the consent of the Sponsor Funds to our business combination.
We will enter into an agreement pursuant to which we will agree not to complete a business combination without the consent of the Sponsor Funds, which consent Deerfield Management has indicated it does not intend to provide if our proposed business combination is with a target that is not in the healthcare industry. As a consequence, interests of affiliates of our Sponsor may conflict with those of the rest of our stockholders if the Sponsor Funds do not wish to proceed with a business combination.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or by laws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our Class A common stock shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We may not have sufficient funds to satisfy indemnification claims of our officers and directors.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
RISKS RELATING TO THE POST-BUSINESS COMBINATION COMPANY
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

GENERAL RISK FACTORS
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and we did not commence operations until obtaining funding through the Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the prior year’s June 30th, and (2) our annual revenues equal or exceed $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the prior year’s June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
ITEM IB. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We currently
sub-lease
executive offices at 345 Park Avenue South, 12th Floor, New York, NY 10010 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS.
As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
Our Class A common stock is listed on Nasdaq under the symbol “DALS.”
(b) Holders
As of December 31, 2021, there were two holders of record of our Class A common stock and twelve holders of record of our Class B common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A common stock are held of record by banks, brokers and other financial institutions.
(c) Dividends
We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not required for smaller reporting companies.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
The sales of the founder shares and private placement shares to our Sponsor and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
Use of Proceeds
On July 30, 2021, we consummated the Public Offering of 20,000,000 public shares, at $10.00 per share, generating gross proceeds of $200,000,000, and incurring offering costs of $9,300,000, inclusive of $5,600,000 in deferred underwriting commissions.
In connection with the Public Offering, we incurred offering costs of $9,300,000, inclusive of $5,600,000 in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Public Offering expenses, $200,000,000 of the net proceeds from our Public Offering and certain of the proceeds from the private placement of the private placement shares (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The net proceeds of the Public Offering and certain proceeds from the sale of the private placement shares are held in the Trust Account and invested as described elsewhere in this Annual Report on Form
10-K.

There has been no material change in the planned use of the proceeds from the Public Offering and private placement as is described in the Company’s final prospectus related to the Public Offering.
ITEM 6. [RESERVED].
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “DA32 Life Sciences Tech Acquisition Corp.,” “our,” “us” or “we” refer to DA32 Life Sciences Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 650,000 shares of Class A common stock (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $6.5 million paid on August 3, 2021.
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
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $1.9 million in our operating bank account and working capital of approximately $2.0 million (not taking into account approximately $143,000 in tax obligations that may be paid using investment income earned in Trust Account).
Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares, the loan of approximately $200,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2021, there were outstanding Working Capital Loan.
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
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity from inception up to December 31, 2021, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the period from April 16, 2021 (inception) through December 31, 2021, we had a net loss of approximately $571,000, which consisted of approximately $366,000 in general and administrative expenses, approximately $88,000 in administrative expenses—related party and approximately $143,000 in franchise tax expenses, partially offset by approximately $25,000 in gain on investments held in Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the period from April 16, 2021 (inception) through December 31, 2021, the Company incurred expenses of $50,000 under this agreement, included in administrative expenses – related party on the accompanying statements of operations. As of December 31, 2021, no amounts were outstanding for these services.
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
During the period from April 16, 2021 (inception) through December 31, 2021, we incurred $37,500 in expenses for these services which is included in administrative expenses—related party on the accompanying statements of operations.
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

Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Investments held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A common stock subject to possible redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income (loss) per share of common stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Pages
F-1
through
F-18
comprising a portion of this Annual Report on Form
10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. Notwithstanding this identified material weakness as of December 31, 2021, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the fourth quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2022.
Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position
Steve Kafka	52	Chief Executive Officer and Director
Christopher Wolfe	42	Chief Financial Officer and Secretary
Andrew ElBardissi	40	Director
Keith Crandell	61	Director
Mara Aspinall	59	Director
Kevin Hrusovsky	60	Director
Angela Lai	51	Director
Nick Roelofs	64	Director
Steve Kafka
, Ph.D., has been our Chief Executive Officer since April 2021. Dr. Kafka is a Managing Partner of Section 32, where he focuses on investments in innovative companies operating at the confluence of life sciences and technology. Dr. Kafka has led the firm’s investments in companies including Thrive Earlier Detection Corp., Glympse Bio, Inc., Celsius Therapeutics, Inc., and C2i Genomics. Dr. Kafka is also an accomplished company-builder and strategic leader in molecular diagnostics and data: from April 2019 to January 2021 he was founding Chief Executive Officer and Executive Chairman of Thrive Earlier Detection Corp., a healthcare company advancing a breakthrough blood test for the earlier detection of multiple types of cancer that was acquired by EXACT Sciences Corporation (Nasdaq: EXAS) in January 2021; from June 2018 to October 2020 he was Executive Chairman of ArcherDx, Inc., an innovator in personalized cancer monitoring utilizing next generation sequencing that was acquired by Invitae Corporation (NYSE: NVTA) in October 2020; and from January 2013 to February 2018 he was President and Chief Operating Officer of Foundation Medicine, Inc., a pioneer in oncology precision medicine that was acquired by Roche in June 2018. From August 2018 to November 2019, Dr. Kafka was Partner of Third Rock Ventures LLC. Dr. Kafka is currently Chairman at Glympse Bio, Inc., where he serves on the Compensation Committee, and a director of ImmuneID, Inc., and was previously an independent director at Relay Therapeutics (Nasdaq: RLAY) from June 2018 to August 2019. Previously, Dr. Kafka held senior leadership roles with several therapeutic biotechnology companies including Millennium Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc. (Nasdaq: INFI), and Aileron Therapeutics (Nasdaq: ALRN). Dr. Kafka was also previously a Research Director at the leading technology research and consulting firm Forrester Research and was a Senior Engagement Manager at boutique strategy consultancy Strategic Decisions Group. Dr. Kafka holds a Ph.D. in political economy and government from Harvard University and an A.B. degree in economics and political science from Stanford University.
Christopher Wolfe
 has been our Chief Financial Officer since April 2021. Mr. Wolfe has 20 years of experience in investing in healthcare and services businesses with a focus on complex and structured transactions. Mr. Wolfe has served as chief financial officer of previous Deerfield-sponsored SPACs, including DFB Healthcare Acquisitions Corp. until the consummation of its business combination in November 2019 with AdaptHealth Corp. (Nasdaq: AHCO), Deerfield Healthcare Technology Acquisitions Corp. until the consummation of its business combination in June 2021 with CareMax Inc. (Nasdaq: CMAX), and DFP Healthcare Acquisitions Corp. (Nasdaq: DFPH), which announced a business combination with The Oncology Institute in June 2021. Mr. Wolfe helped source, negotiate, structure and execute the business combination transactions with AdaptHealth Corp., CareMax Inc., and The Oncology Institute. From June 2003 to December 2017, Mr. Wolfe was a partner of Capital Z Partners Management, LLC, a middle-market private equity fund that has invested $3 billion in over 50 transactions since 1990, and worked in M&A at Credit Suisse First Boston. Mr. Wolfe graduated magna cum laude from Harvard College.
Andrew ElBardissi, M.D.
, one of our directors, is a Partner on the structured products team at Deerfield Management, where he has been since January 2017, and focuses on healthcare technology, including diagnostics and life sciences tools. At Deerfield Management, Dr. ElBardissi has led investments and serves as a member of the Boards of Directors of Sema4, Singular Genomics, Encodia, Inc., DNAMx, Inc., Epic Sciences, Acutus Medical Inc. (Nasdaq: AFIB), Farapulse, Inc., Endologix LLC, Element Science, Inc., and InCarda Therapeutics, Inc., among others.

Previously, Dr. ElBardissi was a principal at Longitude Capital from January 2014 to January 2017 and a banker in J.P. Morgan’s (NYSE: JPM) healthcare practice. Dr. ElBardissi holds an M.D. from the Mayo Clinic, an M.P.H. in Quantitative Methods from Harvard University, an M.B.A. from Harvard Business School and a B.S. with honors in Biology (Phi Beta Kappa) from the Schreyer Honors College at the Pennsylvania State University. He received his residency training in General Surgery at Harvard Medical School’s Brigham and Women’s Hospital and in Cardiothoracic Surgery at Stanford.
Keith Crandell
, one of our directors, is a
co-founder
and has served as a Managing Director of ARCH Venture Partners since July 1994, where he focuses on life science tools, devices, and diagnostics. He currently serves on the Board of Directors of Quanterix Corporation (Nasdaq: QTRX), a publicly-traded company focusing on ultra-sensitive digital biomarker detection; Twist Bioscience (Nasdaq: TWST), a publicly-traded synthetic biology company whose silicon-based DNA writing platform offers broad application across the life science and biotherapeutics, and 908 Devices Inc. (Nasdaq: MASS), a publicly-traded company focused on bringing mass spectrometry to bio discovery and processing and field forensic applications. Mr. Crandell has played a key role in the formation and initial funding round of life science companies, including Quanterix Corporation, Twist Bioscience; and 908 Devices Inc., among others. Mr. Crandell is also a director of several private companies and serves on the Entrepreneurship Advisory Board at the Polsky Center for Entrepreneurship and Innovation of the University of Chicago Booth School of Business, the University of Chicago Pritzker School of Molecular Engineering Advisory Council, and on the Investment Advisory Board for the Partners Innovation Fund, a venture capital fund affiliated with Harvard Medical School Hospitals. Mr. Crandell has a B.S. degree in chemistry and mathematics from St. Lawrence University, an M.S. in chemistry from the University of Texas at Arlington, and an M.B.A. from the University of Chicago.
Mara Aspinall
, one of our directors, has been a Managing Director and
Co-Founder
of BlueStone Venture Partners, a venture fund investing in life sciences technology companies in the US Southwest, since 2017, and has been Managing Director of the Health Catalysts Group, a consulting firm dedicated to the growth of health information technology and diagnostics firms, since 2014. Ms. Aspinall previously served as Executive Chairman of GenePeeks from January 2015 to May 2018. She currently serves on the Board of Directors of Abcam plc (Nasdaq: ABCM) since 2015, Allscripts Healthcare Solutions Inc. (Nasdaq: MDRX) since 2017, Castle Biosciences Inc (Nasdaq: CSTL) since 2015, OraSure Technologies Inc (Nasdaq: OSUR) since 2017, and Blue Cross Blue Shield Arizona since 2015. Ms. Aspinall currently sits on the Audit and Risk Committee, the Nomination Committee and is interim Chair of the Remuneration Committee for Abcam plc, sits on the Audit Committee of Allscripts Healthcare Solutions Inc., sits on the Audit Committee and is Chair of the Nominating and Corporate Governance Committee of Castle Biosciences Inc, and sits on the Compensation Committee and is Chair of the Audit Committee of OraSure Technologies Inc. She previously served on the Health and Human Services Secretary’s Advisory Committee on Genetics, Health and Society (SACGHS) in the Obama and Bush administrations. Ms. Aspinall was the President and CEO of Ventana Medical Systems, a billion-dollar division of The Roche Group (now Roche Tissue Diagnostics), from 2011 to 2014. Previously, she spent 13 years at Genzyme Corporation from 1997 to 2009 where she served as President of Genzyme Genetics and Genzyme Pharmaceuticals. She transformed Genzyme Genetics from a small specialized player to one of the leading laboratories in the country, prior to its sale to LabCorp for $925 million. Ms. Aspinall has a B.A. from Tufts University and an M.B.A. from Harvard Business School.
Kevin Hrusovsky
, one of our directors, has been Chairman and CEO of Quanterix (Nasdaq: QTRX), a company digitizing biomarker analysis to advance the science of precision health, since 2015. Prior to joining Quanterix, he was President of Life Sciences and Technologies at PerkinElmer (NYSE: PKI) from 2011 to 2013, CEO of Caliper Life Sciences (now PerkinElmer) from 2003 to 2011 and CEO of Zymark Corporation (now PerkinElmer) from 1996 to 2003. Previously, he served as President of FMC Corporation’s (NYSE: FMC) Pharmaceuticals division from 1992 to 1995 and as head of International Agricultural Products from 1995 to 1996 and held key management positions at E.I. DuPont de Nemours from 1983 to 1992. Mr. Hrusovsky currently serves on the Board of Directors of BioreclamationIVT since 2016, and is Chairman of 908 Devices (Nasdaq: MASS) and has been on the board since 2013. He previously served on the Board of SeraCare from 2010 to 2012, Caliper Life Sciences from 2003 to 2011, Synap Dx (Nasdaq: SYNA) from 2013 to 2017, Cellaria from 2015 to 2019 and Xenogen from 2004 to 2006. Additionally, he serves on the Educational Board of the Massachusetts Biotechnology Council, the Advisory Committee for the Center for Biomedical Engineering at Brown University, the Association for Laboratory Automation, the Journal of Laboratory Automation Editorial Board, and the Strategy Committee of Boston Children’s Hospital. Mr. Hrusovsky has a B.S. in Mechanical Engineering from The Ohio State University and an M.B.A. from Ohio University.

Angela Lai
, one of our directors, is CEO of BetterOmics, a company she founded in 2019, building an AI data engineering platform for Life Science companies. Previously, she was the Chief Technology Officer at GRAIL, a company developing a blood-based diagnostic for early cancer detection, from 2018 to 2019 and held other roles since joining the company in 2016. Prior to her endeavors in the life science industry, she was a Vice President at Google (Nasdaq: GOOG) from 2004 to 2016, where she led the Product and Engineering teams that developed key Google products, including Search, Payments, and AdWords. Ms. Lai has a B.S.E. in Computer Engineering from the School of Engineering and Applied Sciences at the University of Pennsylvania, a B.S. in Economics concentrating in Finance from the Wharton School at the University of Pennsylvania, and a Master’s degree in Robotics from the School of Engineering and Applied Sciences at the University of Pennsylvania.
Nick Roelofs, Ph.D.
, one of our directors, has been an Advising Partner for Summa Equity, a Swedish private equity firm, since 2019, and an Industrial Advisor for Nordic Capital, a Swedish private equity firm, since 2014. He has been directly involved in four start-up
companies and several multi-national corporations including Baxter Healthcare (NYSE: BAX) from 1989 to 1997, Applied Biosystems from 1997 to 2001, Stratagene from 2001 to 2004,
Bio-Rad
(NYSE: BIO) from 2004 to 2005, and Agilent Technologies Inc. (NYSE: A), where he served as the President of the Life Sciences Group at Agilent from 2009 to 2013. Dr. Roelofs currently serves on eight company Boards of Directors for a range of venture capital backed start-ups,
larger private equity backed multinational companies and U.S. public companies, including Olink Holding AB (Nasdaq: OLK) since 2018. He also serves as an advisor to a range of governments and public, private equity, and venture capital investors. Dr. Roelofs has an M.S. in Organic Chemistry from Iowa State University and a Ph.D. in Organic Chemistry from the University of Nevada, Reno.
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Angela Lai and Nick Roelofs, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mara Aspinall and Kevin Hrusovsky, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Steve Kafka, Andrew ElBardissi and Keith Crandell, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Director Independence
The rules of Nasdaq and our amended and restated certificate of incorporation require that a majority of our board of directors be independent within one year of our Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Board Committees
Audit Committee
We have established an audit committee of the board of directors. Ms. Aspinall, Mr. Hrusovsky and Dr. Roelofs serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. All members of our audit committee are independent under Nasdaq listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act.

Ms. Aspinall serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Aspinall qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Dr. Roelofs and Mmes. Aspinall and Lai, and Dr. Roelofs serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any) evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our by laws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Ethics and our audit committee and compensation committee charters as exhibits to the Registration Statement on Form
S-1.
You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form
8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.
ITEM 11. EXECUTIVE COMPENSATION.
None of our executive officers or directors has received any cash compensation for services rendered to us. We pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.
The following table is based on 25,650,000 shares of common stock outstanding at March 31, 2022, of which 20,650,000 were shares of Class A common stock (of which 650,000 are private placement shares) and 5,000,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned (2)		Approximate Percentage of Outstanding Class B Common Stock
DA32 Sponsor LLC (3)	650,000	3.1%	4,465,000		89.3%
Steve Kafka	—	—	—		—
Chris Wolfe	—	—	125,000		2.5%
Andrew ElBardissi	—	—	30,000	*
Keith Crandell (4)	2,250,000	10.9%	4,495,000		89.9%
Mara Aspinall	—	—	30,000	*
Kevin Hrusovsky	—	—	30,000	*
Angela Lai	—	—	30,000	*
Nick Roelofs	—	—	30,000	*
All executive officers and directors as a group (8 individuals)	2,250,000	10.9%	4,770,000		95.4%
ARCH Venture Fund XI, L.P., ARCH Venture Partners XI, L.P., ARCH Venture Partners XI, LLC, Keith Crandell, Kristina Burow, Robert Nelsen and Steven Gillis (4)	2,250,000	10.9%	4,465,000		89.3%
Deerfield Management Company, L.P., Deerfield Partners, L.P., Deerfield Mgmt, L.P. and James E. Flynn (5)	2,250,000	10.9%	4,495,000		89.9%
Section 32 Fund 3, LP, Section 32 GP 3, LLC and William J. Maris (6)	1,450,000	7.0%	4,665,000		93.3%

Wellington Management Funds (Ireland) plc (7)	1,479,148	7.2%	—	—
RA Capital Management, L.P., Peter Kolchinsky, Rajeev Shah and RA Capital Healthcare Fund, L.P. (8)	1,500,000	7.3%	—	—
Wellington Management Company LLP (9)	2,826,091	13.7%	—	—
Victory Capital Management Inc. (10)	1,126,959	5.5%	—	—
BlackRock, Inc. (11)	1,501,060	7.3%	—	—
Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein (12)	1,120,277	5.4%	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 345 Park Avenue South, 12th Floor, New York, NY 10010.

(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment, as described elsewhere herein.

(3)
The reported shares include (i) 4,465,000 shares of Class B common stock and (ii) 650,000 shares of Class A common stock purchased by the Sponsor in a private placement pursuant to the Private Placement Class A Common Stock Purchase Agreement, dated as of July 27, 2021, by and between the Company and the Sponsor. The Sponsor is the record holder of the securities reported herein. Deerfield Partners, L.P., ARCH Venture Fund XI, L.P. and Section 32 Fund 3, LP are the managing members of the Sponsor and may be deemed to beneficially own the securities owned directly by the Sponsor.

(4)
The reported shares include (i) 4,465,000 shares of Class B common stock, (ii) 650,000 private placement shares and (iii) 1,600,000 shares of Class A common stock purchased by ARCH Venture Fund XI, L.P. (“AVF”) in the Public Offering. The Sponsor is the record holder of the Class B common stock and the private placement shares reported herein. AVF is the record holder of the 1,600,000 shares of Class A common stock reported herein. Keith Crandell is the record holder of 30,000 shares of Class B common stock held in an individual capacity. As one of three managing members of the Sponsor, AVF may be deemed to beneficially own the securities owned directly by the Sponsor. As the sole general partner of AVF, ARCH Venture Partners XI, L.P. (“AVP LP”) may be deemed to beneficially own the securities owned directly by the Sponsor and AVF. As the sole general partner of AVP LP, ARCH Venture Partners XI, LLC (“AVP LLC”) may be deemed to beneficially own securities owned directly by the Sponsor and AVF. As the members of the investment committee of AVP LLC, each of Keith Crandell, Kristina Burow, Robert Nelsen and Steven Gillis may be deemed to beneficially own securities owned directly by the Sponsor and AVF. Each of AVF, AVP LP and AVP LLC is organized under the laws of the State of Delaware. Each of Keith Crandell, Kristina Burow, Robert Nelsen and Steven Gillis is a citizen of the United States of America. The address of the principal business and/or principal office is 8755 W. Higgins Road, Suite 1025, Chicago, IL 60631.

(5)
The reported shares consist of (i) 4,465,000 shares of Class B common stock, (ii) 650,000 private placement shares, (iii) 1,600,000 shares of Class A common stock purchased by Deerfield Partners, L.P (“Deerfield Partners”) in the Public Offering and (iv) 30,000 shares of Class B common stock held by Andrew ElBardissi for the benefit and at the direction of Deerfield Management Company, L.P. (“Deerfield Management”). As one of three managing members of the Sponsor, Deerfield Partners may be deemed to beneficially own the securities owned directly by the Sponsor. As the general partner of Deerfield Partners, Deerfield Mgmt, L.P. (“Deerfield Mgmt”) may be deemed to beneficially own the securities owned directly by the Sponsor and Deerfield Partners. As the investment manager of Deerfield Partners, Deerfield Management may be deemed to beneficially own securities owned directly by the Sponsor and Deerfield Partners. As the sole member of the general partner of each of Deerfield Management and Deerfield Mgmt, James E. Flynn may be deemed to beneficially own the securities owned directly by the Sponsor and Deerfield Partners. Each of Deerfield Management, Deerfield Mgmt and Deerfield Partners is organized under the laws of the State of Delaware. James E. Flynn is a citizen of the United States of America.

(6)
The reported shares include (i) 4,465,000 shares of Class B common stock, (ii) 650,000 private placement shares, (iii) 200,000 shares of Class B common stock owned by Section 32 Fund 3, LP (“S32 Fund”) and (iv) 800,000 shares of Class A common stock purchased by S32 Fund in the Public Offering. The Sponsor is the record holder of the 4,465,000 shares of Class B common stock and the private placement shares reported herein. S32 Fund is the record holder of the 800,000 shares of Class A common stock and 200,000 shares of Class B common stock reported herein. As one of three managing members of the Sponsor, S32 Fund may be deemed to beneficially own the securities owned directly by the Sponsor. As the general partner of S32 Fund, Section 32 GP 3, LLC (“S32 GP”) may be deemed to beneficially own the securities owned directly by the Sponsor and S32 Fund. As the sole Managing Member of S32 GP, William J. Maris may be deemed to beneficially own securities owned directly by the Sponsor and S32 Fund. Each of S32 Fund and S32 GP is organized under the laws of the State of Delaware. William J. Maris is a citizen of the United States of America. The address of the principal business and/or principal office is 171 Main Street, #671, Los Altos, CA, 94022.

(7)
According to a Schedule 13G filed by Wellington Management Funds (Ireland) plc, a public limited company of Ireland on August 9, 2021, and a Schedule 13G/A filed on February 4, 2022, the securities reported by Wellington Management Funds (Ireland) plc, in its capacity as investment adviser, are owned of record by clients of Wellington Management Funds (Ireland) plc. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities. The address of the principal business office is
25-28
North Wall Quay, International Financial Services Centre, Dublin 1, Ireland.

(8)
According to a Schedule 13G filed by RA Capital Management, L.P. (“RA Capital”), a Delaware limited partnership, Peter Kolchinsky, a U.S. citizen, Rajeev Shah, a U.S. citizen, and RA Capital Healthcare Fund, L.P. (the “Fund”), a Delaware limited partnership, on August 9, 2021, the Fund directly holds 1,500,000 shares of Class A common stock. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Shah are the controlling persons. RA Capital serves as investment adviser for the Fund may be deemed a beneficial owner, for purposes of Section 13(d) of the Securities Exchange Act of 1934 (the “Act”), of any securities of the Issuer held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the shares of the Issuer’s Class A Common Stock reported herein. Because the Fund has divested voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Act, of any securities of the Issuer beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim ownership of the securities reported other than for the purpose of determining their obligations under Section 13(d) of the Act, and the filing of the Schedule 13G shall not be deemed an admission that either RA Capital, Dr. Kolchinsky, or Mr. Shah is the beneficial owner of such securities for any other purpose. The address of the principal business office is c/o RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston MA 02116.

(9)
According to a Schedule 13G/A filed by Wellington Management Company LLP, a Delaware limited liability partnership, on February 4, 2022, Wellington Management Company LLP has voting and dispositive power of 2,826,091 shares. The shares are owned of record by clients of Wellington Management Company LLP which is directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The address of the principal business office is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(10)
According to a Schedule 13G filed on February 2, 2022, Victory Capital Management Inc. owns 1,126,959 shares. The clients of Victory Capital Management Inc., including investment companies registered under the Investment Company Act of 1940 and separately managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares reported herein. No client has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than 5% of such class. The address of the principal business office is 4900 Tiedeman Rd. 4th Floor, Brooklyn, OH 44144.

(11)	According to a Schedule 13G filed on February 4, 2022, BlackRock, Inc. owns 1,501,060 shares. The address of the principal business office is 55 East 52nd Street, New York, NY 10055.

(12)
According to a Schedule 13G filed on February 7, 2022, Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, a United States citizen share voting and dispositive power of 1,120,277 shares of Class A common stock. The address of the principal business office is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Founder Shares
On May 13, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, in exchange for an aggregate of 5,750,000 founder shares. On June 15, 2021, our Sponsor transferred 143,750 founder shares to Christopher Wolfe, our Chief Financial Officer, 230,000 founder shares to Section 32 Fund 3, LP, a managing member of our Sponsor, 30,000 founder shares to each of Andrew ElBardissi, Keith Crandell, Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs, our directors, and 10,000 founder shares to each of Bonnie Anderson, Peer Schatz and Vince Miller, certain of our advisors, for the same per-share
price initially paid by our Sponsor, resulting in our Sponsor holding 5,166,250 founder shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 shares of Class A common stock if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering (excluding the private placement shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; thus, 750,000 shares of Class B common stock were forfeited on August 5, 2021, accordingly..
Private Placement Shares
Simultaneously with the closing of the Public Offering, we consummated the private placement of 650,000 private placement shares, at a price of $10.00 per private placement share, to the Sponsor, generating proceeds of approximately $6,500,000. The private placement shares are identical to the shares of Class A common stock sold in the Public Offering, subject to certain limited exceptions. A portion of the purchase price of the private placement shares was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a business combination within 24 months from the closing of the Public Offering, the proceeds from the sale of the private placement shares held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private placement shares will expire worthless.
Affiliated Shares
At the time of the Public Offering, the Sponsor Funds purchased an aggregate of 4,000,000 shares of Class A common stock in the Public Offering at the public offering price. The underwriters did not receive any underwriting discounts or commissions on these shares.

Registration Rights
The holders of founder shares, private placement shares and private placement shares that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement signed on July 27, 2021. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into private placement shares, we will be obligated to register up to 5,800,000 shares of Class A common stock. The number of shares of Class A common stock includes (i) 5,000,000 shares of Class A common stock to be issued upon conversion of the founder shares, (ii) 650,000 private placement shares and (iii) 150,000 shares of Class A common stock issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Services
The Company pays the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month for office space, administrative and support services. The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates.
Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that our securities were first listed on Nasdaq, the Company agreed to pay our Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial business combination.
Related Party Loans
On May 13, 2021, our Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Public Offering pursuant to a promissory note, as amended (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Public Offering. The Company borrowed $200,000 under the Note and fully repaid this amount on July 30, 2021 and is no longer available to the Company.
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post- business combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers;

(ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation
S-K
under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length
dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.
Director Independence
Currently Mmes. Aspinall and Lai and Messrs. Hrusovsky and Roelofs would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for period from July 30, 2021 (inception) to December 31, 2021, and of services rendered in connection with our initial public offering, totaled $104,545.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the July 30, 2021 (inception) to December 31, 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During July 30, 2021 (inception) to December 31, 2021, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the July 30, 2021 (inception) to December 31, 2021, we did not pay WithumSmith+Brown, PC any other fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
See “Index to Financial Statements” beginning on page
F-1.

(2)	Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

3.2	By Laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

4.1	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

4.2*	Description of Securities.

10.1	Letter Agreement, dated July 27, 2021, by and among the Company, its executive officers, its directors and DA32 Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.2	Investment Management Trust Agreement, dated July 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.3	Registration Rights Agreement, dated July 27, 2021, by and among the Company, DA32 Sponsor LLC and the Holders signatory thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.4	Private Placement Class A Common Stock Purchase Agreement, dated July 27, 2021, by and between the Company and DA32 Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.5	Administrative Services Agreement, dated July 27, 2021, by and between the Company and DA32 Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.6	Strategic Services Agreement, dated July 27, 2021, by and between the Company and Christopher Wolfe (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.7	Promissory Note issued to DA32 Sponsor LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-l (File No. 333-257679), filed with the SEC on July 2, 2021).

10.8	Securities Subscription Agreement between DA32 Life Science Tech Acquisition Corp. and DA32 Sponsor LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

10.9*	Amended and Restated Administrative Services Agreement, dated as of July 27, 2021, by and between the Company and Deerfield Partners, L.P.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

24.1*	Power of Attorney (included on the signature page herein).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.

	By:	/s/ Steve Kafka
		Name:	Steve Kafka
Dated: March 31, 2022		Title:	Chief Executive Officer
POWER OF ATTORNEY
The undersigned directors and officers of DA32 Life Science Tech Acquisition Corp. hereby constitute and appoint each of Steve Kafka and Christopher Wolfe with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact
and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact,
or such
attorney-in-fact’s
substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Steve Kafka	Chief Executive Officer and Director	March 31, 2022
Steve Kafka	(Principal Executive Officer)

/s/ Christopher Wolfe	Chief Financial Officer and Secretary	March 31, 2022
Christopher Wolfe	(Principal Financial and Accounting Officer)

/s/ Andrew ElBardissi	Director	March 31, 2022
Andrew ElBardissi

/s/ Keith Crandell	Director	March 31, 2022
Keith Crandell

/s/ Mara Aspinall	Director	March 31, 2022
Mara Aspinall

/s/ Kevin Hrusovsky	Director	March 31, 2022
Kevin Hrusovsky

/s/ Angela Lai	Director	March 31, 2022
Angela Lai

/s/ Nick Roelofs	Director	March 31, 2022
Nick Roelofs

Report of Independent Registered Public Accounting Firm
To the stockholders and the board of directors of
DA32 Life Science Tech Acquisition Corp.
Opinion on the financial statements
We have audited the accompanying balance sheet of DA32 Life Science Tech Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s deficit and cash flows for the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statement
As described in Note 2 to the financial statements, the Company’s previously issued July 30, 2021 financial statement has been restated herein to correct certain misstatements.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
3
1
, 2022
PCAOB ID Number 100

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,864,919
Prepaid expenses	603,324

Total current assets	2,468,243
Investments held in Trust Account	200,024,686

Total Assets	$202,492,929

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$144,000
Franchise tax payable	142,516

Total current liabilities	286,516
Deferred underwriting commissions	5,600,000

Total Liabilities	5,886,516
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at $10.00 per share at redemption	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(3,394,152)

Total stockholders’ deficit	(3,393,587)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$202,492,929

The accompanying notes are an integral part of these financial statements.

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
STATEMENT OF OPERATIONS
For the Period from April 16, 2021 (inception) through December 31, 2021

General and administrative expenses	$365,964
General and administrative expenses - related party	87,500
Franchise tax expenses	142,516

Loss from operations	(595,980)
Other income
Gain on investments held in Trust Account	24,686

Net loss	$(571,294)

Weighted average Class A common shares outstanding, basic and diluted	12,310,577

Basic and diluted net loss per share, Class A common shares	$(0.03)

Weighted average Class B common shares outstanding, basic and diluted	4,461,538

Basic and diluted net loss per share, Class B common shares	$(0.03)

The accompanying notes are an integral part of these financial statements.

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Period from April 16, 2021 (inception) through December 31, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid- In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	650,000	65	—	—	6,499,935	—	6,500,000
Forfeited shares	—	—	(750,000)	(75)	75	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(6,524,435)	(2,822,858)	(9,347,293)
Net loss	—	—	—	—	—	(571,294)	(571,294)

Balance - December 31, 2021	650,000	$65	5,000,000	$500	$—	$(3,394,152)	$(3,393,587)

The accompanying notes are an integral part of these financial statements.

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
STATEMENT OF CASH FLOWS
For the Period from April 16, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(571,294)
Adjustments to reconcile net loss to cash used in operating activities:
Income from investments held in Trust Account	(24,686)
Changes in operating assets and liabilities:
Prepaid expenses	(603,324)
Accrued expenses	74,000
Franchise tax payable	142,516

Net cash used in operating activities	(982,788)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from Initial Public Offering, gross	200,000,000
Proceeds received from private placement	6,500,000
Offering costs paid	(3,677,293)

Net cash provided by financing activities	202,847,707

Net change in cash	1,864,919
Cash - beginning of the period	—

Cash - end of the period	$1,864,919

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$5,600,000
The accompanying notes are an integral part of these financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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

F-
7

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 30, 2023, or during any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

F-
8

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $1.9 million in its operating bank account and working capital of approximately $2.0 million (not taking into account approximately $143,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash payment of $25,000 from Sponsor to purchase the Founder Shares, the loan of $200,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Restatement of Previously Filed Balance Sheet
In preparation of the Company’s financial statements for the year ended December 31, 2021, the Company concluded it should restate its previously issued financial statement to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity.

F-
9

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed balance sheet that contained the error, reported in the Company’s Form
8-K
filed with the SEC on July 30, 2021 (the
“Post-IPO
Balance Sheet”). As such, the Company is restating the
Post-IPO
Balance Sheet in this filing. The previously presented
Post-IPO
Balance Sheet should no longer be relied upon.
The following table summarizes the effect of the restatement on each financial statement line item as of the date indicated:

As of July 30, 2021	As Reported	Adjustment	As Restated
Total assets	$202,819,055	—	$202,819,055

Total liabilities	$5,728,554	—	$5,728,554

Class A common stock subject to redemption	192,090,500	7,909,500	$200,000,000
Preferred stock	—	—	—
Class A common stock	144	(79)	65
Class B common stock	575	—	575
Additional paid-in capital	5,086,488	(5,086,488)	—
Accumulated deficit	(87,206)	(2,822,933)	(2,910,139)

Total stockholders’ equity (deficit)	$5,000,001	$(7,909,500)	$(2,909,499)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$202,819,055	$—	$202,819,055

Shares of Class A common stock subject to redemption	19,209,050	790,950	20,000,000
Shares of Class A common stock	1,440,950	(790,950)	650,000
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

F-
10

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
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

F-
11

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Public Shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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

F-
12

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the period from April 16, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(419,324)	$(151,970)
Denominator:
Basic and diluted weighted average common shares outstanding	12,310,577	4,461,538

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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

F-
13

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Related Party Transactions
Founder Shares
On May 13, 2021, the Sponsor paid $25,000 to purchase 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (excluding the Private Placement Shares). On June 15, 2021, the Sponsor transferred
143,750
founder shares to Christopher Wolfe, our Chief Financial Officer, 230,000 founder shares to Section 32 Fund 3, LP, a managing member of the Sponsor,
30,000
founder shares to each of Andrew ElBardissi, Keith Crandell, Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs, the Company’s directors, and 10,000 founder shares to each of Bonnie Anderson, Peer Schatz and Vince Miller, certain of the Company’s advisors, for the same per-share
price initially paid by the Sponsor, resulting in the Sponsor holding
5,166,250
founder shares. On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; thus, 750,000 shares of Class B common stock were forfeited on August 5, 2021, accordingly.
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
Related Party Loans
On May 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the Note and fully repaid this amount on July 30, 2021 and is no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

F-
14

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team.
For the period from April 16, 2021 (inception) through December 31, 2021, the Company incurred expenses of
$50,000
under this agreement, included in administrative expenses – related party on the accompanying statements of operations. As of December 31, 2021, no amounts were outstanding for these services.
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
Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. For the period from April 16, 2021 (inception) through December 31, 2021, the Company incurred $37,500 in expenses for these services which is included in administrative expenses – related party on the accompanying statements of operations. As of December 31, 2021, no amounts were outstanding for these services.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding subject to possible redemption.

F-
15

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Class A common stock issuance costs	(9,347,293)
Plus:
Accretion of carrying value to redemption value	9,347,293

Class A common stock subject to possible redemption	$200,000,000

Note 7 - Stockholders’ Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock-
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 650,000 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption that were classifi
e
d as temporary equity in the accompanying balance sheet (see Note 6).
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On May 13, 2021, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; accordingly, 750,000 shares of Class B common stock were forfeited on August 5, 2021. As of December 31, 2021, there were 5,000,000 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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
one-for-one
basis.

F-1
6

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account – U.S. Treasury Bills	$200,024,686	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the period from April 16, 2021 (inception) through December 31, 2021.
Level 1 instruments include investments in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 9 - Income Taxes
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible.
The income tax (benefit) provision consists of the following for the period from April 16, 2021 (inception) through December 31, 2021:

Current
Federal	$—
State	—
Deferred
Federal	(119,972)
State	—
Valuation allowance	119,972

Income tax provision	$—

The Company’s net deferred tax asset is summarized as follows as of December 31, 2021:

Deferred tax assets:
Start-up/Organization costs	$95,227
Net operating loss carryforwards	24,744

Total deferred tax assets	119,972
Valuation allowance	(119,972)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance. For the period from April 16, 2021 (inception) through December 31, 2021, the valuation allowance increased by approximately $120,000.
As of December 31, 2021, the Company had approximately $118,000 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

F-1
7

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the period from April 16, 2021 (inception) through December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
Change in valuation allowance	(21.0)%

Effective tax rate	0.0%

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

F-1
8