Form 10-Q
period 2022-03-31
DA32 Life Science Tech Acquisition Corp.
filed 2022-05-13
CIK 1863294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, 20,650,000 Class A common shares, par value $0.0001 per share, and 5,000,000 Class B common shares, par value $0.0001 per share, were issued and outstanding.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,605,403	$1,864,919
Prepaid expenses	549,995	603,324

Total current assets	2,155,398	2,468,243
Investments held in Trust Account	200,054,696	200,024,686

Total Assets	$202,210,094	$202,492,929

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$32,080	$—
Accrued expenses	225,600	144,000
Franchise tax payable	49,365	142,516

Total current liabilities	307,045	286,516
Deferred underwriting commissions	5,600,000	5,600,000

Total Liabilities	5,907,045	5,886,516
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at $10.00 per share at redemption as of March 31, 2022 and December 31, 2021	200,000,000	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(3,697,516)	(3,394,152)

Total stockholders’ deficit	(3,696,951)	(3,393,587)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$202,210,094	$202,492,929

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2022

General and administrative expenses	$231,509
General and administrative expenses—related party	52,500
Franchise tax expenses	49,365

Loss from operations	(333,374)
Other income
Gain on investments held in Trust Account	30,010

Net loss	$(303,364)

Weighted average Class A common shares outstanding, basic and diluted	20,650,000

Basic and diluted net loss per share, Class A	$(0.01)

Weighted average Class B common shares outstanding, basic and diluted	5,000,000

Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	650,000	$65	5,000,000	$500	$—	$(3,394,152)	$(3,393,587)
Net loss	—	—	—	—	—	(303,364)	(303,364)

Balance—March 31, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(3,697,516)	$(3,696,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(303,364)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on investments held in Trust Account	(30,010)
Changes in operating assets and liabilities:
Prepaid expenses	53,329
Accounts payable	32,080
Accrued expenses	81,600
Franchise tax payable	(93,151)

Net cash used in operating activities	(259,516)

Net change in cash	(259,516)
Cash—beginning of the period	1,864,919

Cash—end of the period	$1,605,403

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
DA32 Life Science Tech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on April 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares, their Private Placement Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
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

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $1.8 million (not taking into account approximately $49,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash payment of $25,000 from Sponsor to purchase the Founder Shares, the loan of $200,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statement(s) and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 31, 2022.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Public Shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 20,000,000
shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated
deficit
.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(244,229)	$(59,135)
Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3—Initial Public Offering
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
Note 4—Related Party Transactions
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
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 650,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $6.5 million. As of July 30, 2021, the Company received $5.7 million from the proceeds of the Private Placement and recorded $800,000 in subscription receivables. The Sponsor paid the subscription in full on August 3, 2021.

DA32 LIFE
SCIENCE
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
Related Party Loans
On May 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the Note and fully repaid this amount on July 30, 2021 and this amount
 is no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2022, the Company incurred expenses of $30,000 under this agreement, included in general and administrative expenses—related party on the accompanying unaudited condensed statement of operations. As of March 31, 2022 and December 31, 2021, no amounts were outstanding for these services.
The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments made to the Sponsor, officers or directors, or their affiliates.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. For the three months ended March 31, 2022, the Company incurred $22,500 in expenses for these services which is included in general and administrative expenses—related party on the accompanying unaudited condensed statement of operations. As of March 31, 2022 and December 31, 2021, no amounts were outstanding for these services.
Note 5—Commitments and Contingencies
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
Underwriting Agreement
The underwriters did not earn any underwriting commissions on the 4,000,000 Affiliated Shares. Except for the Affiliated Shares, the underwriters were entitled to an upfront underwriting discount of $0.20 per share, or $3.2 million in the aggregate, paid upon the closing of the Initial Public Offering, and a deferred underwriting commission of $0.35 per share, or $5.6 million in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding subject to possible redemption.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Class A common stock issuance costs	(9,347,293)
Plus:
Accretion of carrying value to redemption value	9,347,293

Class A common stock subject to possible redemption	$200,000,000

Note 7—Stockholders’ Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock-
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 650,000 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On May 13, 2021, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; accordingly, 750,000 shares of Class B common stock were forfeited on August 5, 2021. As of March 31, 2022 and December 31, 2021, there were 5,000,000 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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
basis.
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

DA32 LIFE
SCIENCE
TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account—U.S. Treasury Bills	$200,054,696	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account—U.S. Treasury Bills	$200,024,686	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three months ended March 31, 2022.
Level 1 instruments include investments in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “DA32 Life Science Tech Acquisition Corp.,” “our,” “us” or “we” refer to DA32 Life Science Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $1.6 million in our operating bank account and working capital of approximately $1.8 million (not taking into account approximately $49,000 in tax obligations that may be paid using investment income earned in Trust Account).
Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares, the loan of approximately $200,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were outstanding Working Capital Loan.
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
Results of Operations
Our entire activity from inception up to March 31, 2022, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had a net loss of approximately $303,000, which consisted of approximately $232,000 in general and administrative expenses, approximately $53,000 in general and administrative expenses—related party and approximately $49,000 in franchise tax expenses, partially offset by approximately $30,000 in gain on investments held in Trust Account.

Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between us and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that we will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2022, we incurred expenses of $30,000 under this agreement, included in general and administrative expenses—related party on the accompanying unaudited condensed statement of operations. As of December 31, 2021, no amounts were outstanding for these services.
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
During the three months ended March 31, 2022, we incurred $22,500 in expenses for these services which is included in general and administrative expenses—related party on the accompanying unaudited condensed statement of operations.
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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A common stock subject to possible redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
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
Net income (loss) per share of common stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. Notwithstanding this identified material weakness as of March 31, 2022, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.
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

Changes in Internal Control over Financial Reporting
In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	DA32 LIFE SCIENCE TECH ACQUISITION CORP.

	By:	/s/ Steve Kafka
	Name:	Steve Kafka
	Title:	Chief Executive Officer