Form 10-Q
period 2022-06-30
DA32 Life Science Tech Acquisition Corp.
filed 2022-08-15
CIK 1863294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40676

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3352988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue , 12th Floor New York , NY	10010
(Address Of Principal Executive Offices)	(Zip Code)
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
As of August
15
, 2022, 20,650,000 Class A common shares, par value $0.0001 per share, and 5,000,000 Class B common shares, par value $0.0001 per share, were issued and outstanding.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Period from April 16, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the Period from April 16, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from April 16, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
PART III
Signatures		23

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DA32 LIFE SCIENCE TECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,101,032	$1,864,919
Prepaid expenses	438,375	603,324

Total current assets	1,539,407	2,468,243
Investments held in Trust Account	200,199,619	200,024,686

Total Assets	$201,739,026	$202,492,929

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$32	$—
Accrued expenses	261,000	144,000
Franchise tax payable	42,242	142,516

Total current liabilities	303,274	286,516
Deferred underwriting commissions	5,600,000	5,600,000

Total Liabilities	5,903,274	5,886,516
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at $10.00 per share at redemption as of June 30, 2022 and December 31, 2021	200,000,000	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(4,164,813)	(3,394,152)

Total stockholders’ deficit	(4,164,248)	(3,393,587)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$201,739,026	$202,492,929

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the period from April 16, 2021 (inception) through June 30, 2021
General and administrative expenses	$509,857	$741,366	$1,518
General and administrative expenses - related party	52,500	105,000	—
Franchise tax expenses	49,863	99,228	41,146

Loss from operations	(612,220)	(945,594)	(42,664)
Other income :
Gain on investments held in Trust Account	144,923	174,933	—
Net loss	$(467,297)	$(770,661)	$(42,664)

Weighted average Class A common shares outstanding, basic and diluted	20,650,000	20,650,000	—

Basic and diluted net loss per share, Class A	$(0.02)	$(0.03)	$—

Weighted average Class B common shares outstanding, basic and diluted	5,000,000	5,000,000	3,157,895

Basic and diluted net loss per share, Class B	$(0.02)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	650,000	$65	5,000,000	$500	$—	$(3,394,152)	$(3,393,587)
Net loss	—	—	—	—	—	(303,364)	(303,364)

Balance - March 31, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(3,697,516)	$(3,696,951)
Net loss	—	—	—	—	—	(467,297)	(467,297)

Balance - June 30, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(4,164,813)	$(4,164,248)

For the Period from April 16, 2021 (inception) through June 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(42,664)	(42,664)

Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(42,664)	$(17,664)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from April 16, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(770,661)	$(42,664)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on investments held in Trust Account	(174,933)	—
Changes in operating assets and liabilities:
Prepaid expenses	164,949	—
Accounts payable	32	1,518
Accrued expenses	117,000	—
Franchise tax payable	(100,274)	41,146

Net cash used in operating activities	(763,887)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	200,000
Offering costs paid	—	(60,093)

Net cash provided by financing activities	—	164,907

Net change in cash	(763,887)	164,907
Cash - beginning of the period	1,864,919	—

Cash - end of the period	$1,101,032	$164,907

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$48,175
Offering costs included in accrued expenses	$—	$198,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.2 million (not taking into account approximately $42,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash payment of $25,000 from Sponsor to purchase the Founder Shares, the loan of $200,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
Topic 205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 30, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of
$250,000
. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Public Shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance on its deferred taxes as of June 30, 2022 and December 31, 2021.
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
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from April 16, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(376,206)	$(91,091)	$(620,435)	$(150,226)	$—	$(42,664)
Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,000,000	20,650,000	5,000,000	—	3,157,895

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$—	$(0.01)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
3-Initial
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
4-Related
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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement, included in general and administrative expenses-related party on the accompanying unaudited condensed statement of operations. As of June 30, 2022 and December 31, 2021, $20,000 and $0 were outstanding for these services, respectively.
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
Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. For the three and six months ended June 30, 2022, the Company incurred $22,500 and $45,000, respectively, in expenses for these services which is included in general and administrative expenses-related party on the accompanying unaudited condensed statement
s
of operations. As of June 30, 2022 and December 31, 2021, $7,500 was prepaid for these services.
 As of June 30, 2022 and December 31, 2021, no amounts were outstanding for these services.
Note
5-Commitments
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
6-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Class A common stock issuance costs	(9,347,293)
Plus:
Accretion of carrying value to redemption value	9,347,293

Class A common stock subject to possible redemption	$200,000,000

Note
7-Stockholders’
Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock-
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 650,000 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On May 13, 2021, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; accordingly, 750,000 shares of Class B common stock were forfeited on August 5, 2021. As of June 30, 2022 and December 31, 2021, there were 5,000,000 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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
basis.
Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account-U.S. Treasury Bills	$200,199,619	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account-U.S. Treasury Bills	$200,024,686	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three and six months ended June 30, 2022.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
9-Subsequent
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
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.2 million (not taking into account approximately $42,000 in tax obligations that may be paid using investment income earned in Trust Account).
Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares, the loan of approximately $200,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there was no outstanding Working Capital Loan.
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
However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 30, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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
Results of Operations
Our entire activity from inception up to June 30, 2022, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had a net loss of approximately $467,000, which consisted of approximately $510,000 in general and administrative expenses, approximately $52,000 in general and administrative expenses-related party and approximately $50,000 in franchise tax expenses, partially offset by approximately $145,000 in gain on investments held in Trust Account.

For the six months ended June 30, 2022, we had a net loss of approximately $771,000, which consisted of approximately $742,000 in general and administrative expenses, $105,000 in general and administrative expenses-related party and approximately $99,000 in franchise tax expenses, partially offset by approximately $175,000 in gain on investments held in Trust Account.
For the period from April 16, 2021 (inception) through June 30, 2021, we had a net loss of approximately $43,000, which consisted of approximately $2,000 in general and administrative expenses and approximately $41,000 in franchise tax expenses.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between us and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that we will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement, included in general and administrative expenses-related party on the accompanying unaudited condensed statement of operations. As of June 30, 2022 and December 31, 2021, no amounts were outstanding for these services.
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
For the three and six months ended June 30, 2022, we incurred $22,500 and $45,000, respectively, in expenses for these services which is included in general and administrative expenses-related party on the accompanying unaudited condensed statement of operations. As of June 30, 2022 and December 31, 2021, $7,500 was prepaid for these services. As of June 30, 2022 and December 31, 2021, no amounts were outstanding for these services.
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
Investments held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A common stock subject to possible redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net loss per share of common stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective as of June 30, 2022.
We previously identified a material weakness as of December 31, 2021 related to our control around the interpretation and accounting for certain complex features of our redeemable Class A common stock that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
Other than the remediation changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: August 15, 2022	DA32 LIFE SCIENCE TECH ACQUISITION CORP.

	By:	/s/ Steve Kafka
	Name:	Steve Kafka
	Title:	Chief Executive Officer