Form 10-Q
period 2022-09-30
DA32 Life Science Tech Acquisition Corp.
filed 2022-11-10
CIK 1863294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40676

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3352988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue , 12th Floor New York, NY	10010
(Address Of Principal Executive Offices)	(Zip Code)
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
As of November
10
, 2022, 20,650,000 Class A common shares, par value $0.0001 per share, and 5,000,000 Class B common shares, par value $0.0001 per share, were issued and outstanding.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Interim Condensed Financial Statements (Unaudited)	1
	Interim Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Interim Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from April 16, 2021 (inception) through September 30, 2021	2
	Interim Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from April 16, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from April 16, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART III
Signatures		26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DA32 LIFE SCIENCE TECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$861,235	$1,864,919
Prepaid expenses	339,459	603,324

Total current assets	1,200,694	2,468,243
Investments held in Trust Account	201,204,865	200,024,686

Total Assets	$202,405,559	$202,492,929

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,176	$—
Accrued expenses	327,000	144,000
Franchise tax payable	64,160	142,516
Income tax payable	191,669	—

Total current liabilities	584,005	286,516
Deferred underwriting commissions	5,600,000	5,600,000

Total Liabilities	6,184,005	5,886,516
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at $10.03 and $10.00 per share at redemption as of September 30, 2022 and December 31, 2021, respectively	200,621,041	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(4,400,052)	(3,394,152)

Total stockholders’ deficit	(4,399,487)	(3,393,587)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$202,405,559	$202,492,929

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from April 16, 2021 (inception) through September 30, 2021
General and administrative expenses	$324,864	$197,060	$1,066,230	$198,578
General and administrative expenses - related party	52,500	35,000	157,500	35,000
Franchise tax expenses	50,411	48,767	149,639	89,913

Loss from operations	(427,775)	(280,827)	(1,373,369)	(323,491)
Other income
Gain on investments held in Trust Account	1,005,246	9,351	1,180,179	9,351

Income (loss) before income tax expense	$577,471	$(271,476)	$(193,190)	$(314,140)
Income tax expense	191,669	—	191,669	—

Net income (loss)	$385,802	$(271,476)	$(384,859)	$(314,140)

Weighted average Class A common shares outstanding, basic and diluted	20,650,000	14,140,761	20,650,000	9,292,500

Basic and diluted net income (loss) per share, Class A	$0.02	$(0.01)	$(0.02)	$(0.02)

Weighted average Class B common shares outstanding, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Basic and diluted net income (loss) per share, Class B	$0.02	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2022

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	650,000	$65	5,000,000	$500	$—	$(3,394,152)	$(3,393,587)
Net loss	—	—	—	—	—	(303,364)	(303,364)

Balance - March 31, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(3,697,516)	$(3,696,951)
Net loss	—	—	—	—	—	(467,297)	(467,297)

Balance - June 30, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(4,164,813)	$(4,164,248)
Net income	—	—	—	—	—	385,802	385,802
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(621,041)	(621,041)

Balance - September 30, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(4,400,052)	$(4,399,487)

For the Three Months Ended September 30, 2021 and for the Period from April 16, 2021 (inception) through September 30, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(42,664)	(42,664)

Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(42,664)	$(17,664)
Sale of Class A ordinary shares in initial public offering, gross	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—
Sale of private placement shares to Sponsor in private placement	650,000	65	—	—	6,499,935	—	6,500,000
Forfeited shares	—	—	(750,000)	(75)	75	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(6,524,435)	(2,822,858)	(9,347,293)
Net loss	—	—	—	—	—	(271,476)	(271,476)

Balance - September 30, 2021 (unaudited)	650,000	$65	5,000,000	$500	$—	$(3,136,998)	$(3,136,433)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the period from April 16, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(384,859)	$(314,140)
Adjustments to reconcile net loss to cash used in operating activities:
Income from investments held in Trust Account	(1,180,179)	(9,351)
Changes in operating assets and liabilities:
Prepaid expenses	263,865	(718,577)
Accounts payable	1,176	—
Accrued expenses	253,000	56,912
Franchise tax payable	(78,356)	89,913
Income tax payable	191,669	—

Net cash used in operating activities	(933,684)	(895,243)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(200,000,000)

Cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	200,000
Repayment of note payable to related party	—	(200,000)
Proceeds received from initial public offering, gross	—	200,000,000
Proceeds received from private placement	—	6,500,000
Offering costs paid	(70,000)	(3,677,293)

Net cash (used in) provided by financing activities	(70,000)	202,847,707

Net change in cash	(1,003,684)	1,952,464
Cash - beginning of the period	1,864,919	—

Cash - end of the period	$861,235	$1,952,464

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$5,600,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
Liquidity and Capital Resources
As of September 30, 2022, the Company had approximately $861,000 in its operating bank account and working capital of approximately $873,000 (not taking into account approximately $256,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash payment of $25,000 from Sponsor to purchase the Founder Shares, the loan of $200,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
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
Use of estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period
s
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance on its deferred taxes as of September 30, 2022 and December 31, 2021.
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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$310,597	$75,205	$(200,560)	$(70,916)
Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,000,000	14,140,761	5,000,000

Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.01)	$(0.01)

	For the Nine Months Ended September 30, 2022		For the period from April 16, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(309,838)	$(75,021)	$(204,243)	$(109,897)
Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,000,000	9,292,500	5,000,000

Basic and diluted net income (loss) per common share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

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

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

management team. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $20,000, respectively, under this agreement, included in general and administrative expenses-related party on the accompanying unaudited condensed statement of operations. For the nine months ended September 30, 2022, and for the period from April 16, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $20,000, respectively, under this agreement, included in administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $50,000 and $0 were outstanding for these services, respectively.
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
Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. For the three months ended September 30, 2022 and 2021, the Company incurred $22,500 and $15,000, respectively, in expenses for these services which is included in general and administrative expenses-related party on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022, and for the period from April 16, 2021 (inception) through September 30, 2021, the Company incurred $67,500 and $15,000, respectively, in expenses for these services which is included in administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $7,500 was prepaid for these services. As of September 30, 2022 and December 31, 2021, no amounts were outstanding for these services.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”).
The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any Private Investment in Public Equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note
6-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Class A common stock issuance costs	(9,347,293)
Plus:
Accretion of carrying value to redemption value	9,347,293

Class A common stock subject to possible redemption, December 31, 2021	200,000,000
Plus:
Increase in redemption value of Class A common stock subject to redemption	621,041

Class A common stock subject to possible redemption, September 30, 2022	$200,621,041

Note
7-Stockholders’
Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Common Stock-
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 650,000 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 6).
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On May 13, 2021, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; accordingly, 750,000 shares of Class B common stock were forfeited on August 5, 2021. As of September 30, 2022 and December 31, 2021, there were 5,000,000 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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
basis.
Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account-U.S. Treasury Bills	$201,204,865	$—	$—
December 31, 2021

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account-U.S. Treasury Bills	$200,024,686	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three and nine months ended September 30, 2022.
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

Our sponsor is DA32 Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on July 27, 2021. On July 30, 2021, the Company consummated its Initial Public Offering of 20,000,000 shares of Class A common stock (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $9.3 million, inclusive of $5.6 million in deferred underwriting commissions.

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

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $861,000 in our operating bank account and working capital of approximately $361,000 (not taking into account approximately $256,000 in tax obligations that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares, the loan of approximately $200,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (the “Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there was no outstanding Working Capital Loan.

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

However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 30, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any Private Investment in Public Equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity from inception up to September 30, 2022, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $386,000, which consisted of approximately $325,000 in general and administrative expenses, approximately $53,000 in general and administrative expenses-related party, approximately $50,000 in franchise tax expenses and approximately $192,000 in income tax expenses, partially offset by approximately $1.0 million in gain on investments held in Trust Account.

For the three months ended September 30, 2021, we had a net loss of approximately $271,000, which consisted of approximately $197,000 in general and administrative expenses, $35,000 in administrative expenses - related party and approximately $49,000 in franchise tax expenses, partially offset by approximately $9,000 in gain on investments held in Trust Account.

For the nine months ended September 30, 2022, we had a net loss of approximately $385,000, which consisted of approximately $1.1 million in general and administrative expenses, approximately $158,000 in general and administrative expenses-related party, approximately $150,000 in franchise tax expenses and approximately $192,000 in income tax expenses, partially offset by approximately $1.2 million in gain on investments held in Trust Account.

For the period from April 16, 2021 (inception) through September 30, 2021, we had a net loss of approximately $314,000, which consisted of approximately $199,000 in general and administrative expenses, $35,000 in administrative expenses-related party and $90,000 in franchise tax expenses, partially offset by approximately $9,000 in gain on investments held in Trust Account.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between us and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that we will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement, included in general and administrative expenses-related party on the accompanying unaudited condensed statement of operations. For the three months ended September 30, 2021, and for the period from April 16, 2021 (inception) through September 30, 2021, the Company incurred expenses of $20,000 under this agreement, included in administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $50,000 and $0 were outstanding for these services, respectively.

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

For the three and nine months ended September 30, 2022, we incurred $22,500 and $67,500, respectively, in expenses for these services which is included in general and administrative expenses-related party on the accompanying unaudited condensed statement of operations. For the three months ended September 30, 2021, and the period from April 16, 2021 (inception) through September 30, 2021, we incurred $15,000 in expenses for these services which is included in administrative expenses-related party on the accompanying statements of operations.

As of September 30, 2022 and December 31, 2021, $7,500 was prepaid for these services. As of September 30, 2022 and December 31, 2021, no amounts were outstanding for these services.

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

Class A common stock subject to possible redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2022.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our Public Stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering on July 30, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 16 months after the effective date of our Initial Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $1,204,865 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or July 27, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial Business Combination or in the event we do not consummate an initial Business Combination by July 30, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, (iii) the structure of the initial Business Combination, (iv) the nature and amount of any Private Investment in Public Equity or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination and may affect our ability to complete an initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our Public Stockholders in the event we liquidate the Trust Account due to a failure to complete an initial Business Combination within the requisite timeframe.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 30, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Dated: November 10, 2022	DA32 LIFE SCIENCE TECH ACQUISITION CORP.

	By:	/s/ Steve Kafka
	Name:	Steve Kafka
	Title:	Chief Executive Officer