Form 10-K
period 2022-12-31
DA32 Life Science Tech Acquisition Corp.
filed 2023-03-29
CIK 1863294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________
COMMISSION FILE NUMBER 001-40676

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3352988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

345 Park Avenue South, 12th Floor
New York, NY	10010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 551-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	DALS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $161,338,500.
As of March 2
9
, 2023, the Registrant had 20,650,000 shares of its Class A common stock, $0.0001 par value per share, and 5,000,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.
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

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our ability to fully investigate / diligence a potential target business;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

•

If we seek stockholder approval of our initial business combination, our Sponsors, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $5,600,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $700,000 in expenses relating to the Public Offering, approximately $1,800,000 of the net proceeds of the Public Offering and private placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022, there was approximately $202,900,000 in investments and cash held in the Trust Account and approximately $700,000 of cash held outside the Trust Account available for working capital purposes.

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

Deerfield Management

Since its launch in 1994, Deerfield Management has focused exclusively on the healthcare industry. Deerfield Management’s investment activity spans both public and private securities, offering an investment flexibility as well as access to investment opportunities across all stages of a company’s life cycle and operating history. Deerfield Management invests broadly across all healthcare sectors, with no restrictions on the size of the company or type of security, and typically has in excess of 100 positions at any given time. Deerfield’s early-stage activity is bolstered by 18 academic collaborations with global academic institutions focused on the advancement of new insights into the biological basis of disease. These academic institutions collaborate with 3DC, an internal drug discovery team that plays a critical role in advancing novel insights through proof of concept and clinical validation. Deerfield has also cofounded healthcare technology incubators that seek to advance disruptive technologies from insight to commercialization. In addition to public capital market and private equity investing experience, Deerfield Management has an operational team that provides varying levels of support to Deerfield Management’s portfolio companies. Deerfield Management also benefits from its in-house research institute, which provides market research and extensive scientific expertise to both the investment team and portfolio companies. Deerfield private investments include AveXis, Inc., Array BioPharma, Inc., Arena Pharmaceutics, Editas Medicine, Spark Therapeutics, Horizon Therapeutics, Audentes Therapeutics, Insulet Corporation, NxStage Medical, Inc., Mako Surgical Corp., Pacific Biosciences, Singular Genomics Systems, Inc., and others.

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

Strategic Advisors

Bonnie Anderson is Co-founder and Chairwoman of Veracyte (Nasdaq: VCYT), a global genomic diagnostics company that is transforming outcomes for patients at every step of their journey in cancer and other diseases. She co-founded Veracyte in 2008 and served as Chief Executive Officer and Chairman of the Board of Directors until June 1, 2021, when she assumed the role of Chairwoman. Prior to Veracyte, Ms. Anderson provided strategic consulting services to venture capital firms and early-stage businesses following 18 years in leadership positions at Beckman Coulter, now a part of Danaher (NYSE: DHR). She currently serves on Board of Directors of Bruker Corporation (Nasdaq: BRKR) and DNA Script Inc., is a trustee emeritus of the Keck Graduate Institute of Applied Life Sciences, and is President of the Coalition for 21st Century Medicine. She previously served on the Board of Directors of Castle Biosciences Inc (Nasdaq: CSTL) and the Biotechnology Industry Organization. Ms. Anderson has a B.S. in Medical Technology from Indiana University of Pennsylvania.

Peer Schatz is a Managing Director of PS Capital Management GmbH and serves as a supervisory board member of Siemens Healthineers (FSE: SHL-DE) and as Chairman of the Supervisory Board of Centogene N.V. (Nasdaq: CNTG) and Chair of the Board of Resolve BioSciences GmbH. Prior to October 2019, Peer Schatz was Chief Executive Officer of QIAGEN N.V. QIAGEN’s sample to insight solutions provide valuable insights on molecular information to customers in molecular diagnostics, applied testing, academia and the pharmaceutical industry. He joined QIAGEN in 1993 when the company had under 30 employees and revenues of approximately $2 million. Under his direction, QIAGEN grew to employ more than 5,200 people in over 35 locations around the world and to record annual revenues of over US$ 1.6 billion – with strong leadership positions in molecular diagnostics/precision medicine, research tools and advanced bioinformatics. He led more than 40 acquisitions for QIAGEN as well as its listings on NASDAQ (1996), NYSE (2018) and the Frankfurt Stock Exchange (1997). At the time of his departure, QIAGEN had a market capitalization of around $10 billion. Previously, he held various positions at Sandoz and Computerland and participated in the founding and development of several companies. Between 2017 and 2020 he co-chaired the Precision Medicine Council of the World Economic Forum and also served as a founding member of the German Corporate Governance Commission between 2001 and 2011. Mr. Schatz has a Master’s degree in Economics and Social Sciences from the University of St. Gallen, Switzerland, and an M.B.A in Finance from the University of Chicago’s Booth School of Business.

Vince Miller, M.D., is Physician-In-Chief at EQRx, a biotech company committed to making innovative medicines at dramatically lower prices. Dr. Miller is one of the world’s experts in lung cancer and clinical trial design and interpretation. He has authored and co-authored more than 300 peer- reviewed publications. His work was critical to identification of EGFR sensitizing and resistance mutations. Among his many accolades, Dr. Miller received the American Cancer Society Clinical Oncology Career Development Award and the Bonnie J. Addario Foundation “A Step Away from the Cure” Award. Dr. Miller spent nearly 20 years as an attending physician focused in thoracic oncology at Memorial Sloan Kettering Cancer Center. He has also served as Chief Medical Resident at Thomas Jefferson University Hospital. Most recently, he served as Chief Medical Officer at Foundation Medicine. Dr. Miller serves on the Board of Revolution Medicines since 2018 and Go2 Lung since 2020. Dr. Miller has a B.A. in Mathematics from the University of Pennsylvania and a M.D. from New Jersey Medical School.

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

Amanda Murphy served as chief financial officer of MaxCyte from September 2020 to April 2022. Before joining MaxCyte, Ms. Murphy served as a managing director of BTIG, LLC from 2018 to 2020 where she covered cell and gene therapy as an equity research analyst. Prior to BTIG, she was a partner and healthcare equity research analyst at William Blair & Company from 2006 to 2018, focused on covering enabling tools and services in the life sciences. Ms. Murphy received a B.S. in biology from Boston College and an M.B.A. in finance, accounting and economics from the Kellogg Graduate School of Management at Northwestern University. On January 13, 2023, we entered into a consulting agreement (the “Consulting Agreement”) with Ms. Murphy, pursuant to which we agreed to compensate Ms. Murphy in the form of a consulting fee, at a rate of $29,167 per month. We will also provide a cash bonus in an amount equal to the sum of (i) 0.25% of the total capital raised by us from the date of the Consulting Agreement through the consummation of our initial business combination and (ii) any cash remaining in the trust account (net of any redemption requests) as of the consummation of our initial business combination, which shall be calculated in our sole discretion and shall in no event exceed $500,000.

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

Industry Opportunity

We aim to take advantage of attractive, long-term fundamental trends in the life sciences sector. We believe that we are in the midst of an incredibly dynamic period of life science technology innovation and investment, where biologic insights, advances in technology and data analytics, and business model breakthroughs are colliding to create unprecedented positive impact in human health and value creation. The life sciences technology sector possesses a broad and growing set of applications for academic researchers, clinicians, therapeutics, diagnostics and biopharmaceutical discovery firms and even customers beyond healthcare such as consumer goods companies, agricultural enterprises and environmental purification enterprises. Deerfield, ARCH, and Section 32 – already frequent and successful collaborators in life sciences investing – have come together to create DA32 Life Science Tech Acquisition Corp., to leverage our combined life sciences knowledge and relationships, our company-building and operational skills, and our investing experience to execute a business combination in the sector.

We believe the life sciences technology industry has an expansive number of attractive companies in need of capital. Given our team’s collective experience, we intend to focus our search for business combination targets in four separate areas of the larger life sciences industry, including:

•

Life Sciences Tools: Advances in biology, genomics and proteomics, automation, digitization, optics and other technologies have accelerated an expanding sector of life science tools companies. These companies provide reagents, instruments, and analytical platforms to customers in a wide variety of applied markets including academic and applied research, diagnostic testing in clinical laboratories and point-of-care settings, therapeutic drug discovery and development, and additional healthcare settings. Expansion markets for life science tools providers may also include veterinary, forensic, agricultural, environmental and food applications, among others. In all cases, customers increasing rely on their life science tools providers to interrogate complex biological systems with higher comprehensiveness, speed and efficiency, and lower costs. Included among potential target life science tools companies are providers of technology that more comprehensively and more affordably provide genomic, proteomic, and other “omics” insights; platforms to assess or create therapeutic candidates at high throughput and which leverage artificial intelligence; and platforms to facilitate cell line development and creation of a manufacturable cell line, among others. Potential target companies in this sector also encompasses outsourced drug creation platforms which optimize the process of generating, screening and selecting the best drug candidates for the biopharma industry to advance into clinical development. We believe multiple opportunities exist for target companies in this sector to accelerate market penetration in existing segments, expand to new segments, and capture a larger share of the pharmaceutical value chain.

•

Diagnostics: Today’s diagnostics industry, from instrumentation providers to lab services platforms, is leveraging scientific advancements, computational biology, large and combinable data sets, artificial intelligence and tailored software to help enable drug development and advance patient care. These new capabilities have promoted disease screening and risk prediction, disease monitoring, therapeutic regimen tailoring, and outcomes analysis, and paved the way for innovative fields such as precision medicine and liquid biopsy. These applications are continuing to expand their impact in areas of high medical need like oncology and infectious disease while beginning to expand to additional areas like autoimmune and CNS disorders, and we believe that the potential patient and economic impact of these tools is only in its early stages. With opportunities for synergies among existing players, new technology breakthroughs to drive down cost and drive-up utility, and expanded progress in regulatory and reimbursement systems, we believe opportunities will continue to expand as diagnostics companies expand their markets and also capture a larger share of their value chain.

•

Synthetic Biology: Breakthroughs in biology and technology tools, along with expanding demand from a broad range of end user segments, have spawned a resurgence of innovation and growth in synthetic biology, the engineering of natural biological processes to create a new material or perform a task. Companies in this sector produce genes, libraries, oligonucleotide pools, and even DNA-based data storage for customers in pharmaceuticals and diagnostics, as well as segments ranging from industrial to food to consumer. Synthetic biology platforms have had a cross-sector impact, addressing a myriad of use cases in expanding target markets both within and beyond life sciences. In particular, research institutions and the biopharma industry are leveraging technologies which control and manipulate biological systems to execute a broad variety of applications, including therapeutic, diagnostic, and broader industrial solutions. We believe engineering advances will continue to improve product offerings and that demand from research, biopharma and diagnostics, along with opportunities to forward-integrate along the value chain, create attractive opportunities in this sector.

•

Data and Analytics Platforms: The shift towards digitization of both research and clinical information has created massive databases which when married with advances in machine learning technologies can be utilized to improve research, drug development and clinical care. We believe that we are still in the early stages of harnessing data to bring forth the biological insights for research and development of novel treatments and diagnostic tools. Moreover, data and machine learning can be used to deliver insights to patients, providers and payers to enhance healthcare decision making and effective care delivery. Mobile technologies and direct patient engagement, along with insights from consumer tech markets, have created massive new opportunities to deliver care more efficiently. Taken together, abundant opportunities exist to leverage this data in a way that drives superior clinical outcomes for patients, and therefore we believe many opportunities exist in digital health and tech-enabled services.

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

On July 27, 2021, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

While we do not currently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay an affiliate of our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Members of our management team, our independent directors and certain of our advisors own, directly or indirectly, founder shares and/or private placement shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers, directors and advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors currently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. In addition, existing and future funds managed by the Sponsor Funds and their respective portfolio companies may compete with us for business combination opportunities and if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Financial Position

With funds in the Trust Account available for a business combination in the amount of $202,900,000 (assuming no redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our issued and outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 7,022,500, or 35.1%, of the 20,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares of common stock are voted and the private placement shares are voted in favor of the transaction). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period from the closing of the Public Offering or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $700,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $700,000 from the proceeds of the Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Beginning with the fiscal year ended December 31, 2022, we are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our initial stockholders own, on an as-converted basis, 20% of our outstanding common stock immediately following the completion of the Public Offering (excluding the private placement shares). In addition, the Sponsor Funds purchased 4,000,000 shares in the Public Offering. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to the completion of our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 7,022,500, or 35.1%, of the 20,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares of common stock are voted and the private placement shares to be issued to our Sponsor are voted in favor of the transaction). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced revenue and profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by geopolitical events resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and their effects on debt and equity markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the factors described above, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could material adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to complete our initial business combination by July 30, 2023 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by July 30, 2023 (the date that is 24 months after the closing of the Public Offering) or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by many factors, some of which are beyond our control, including general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and geopolitical tensions may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; On December 27, 2022, the U.S. Department of Treasury issued Notice 2023-2 (the “Notice”), which provides interim guidance addressing the application of the Excise Tax. Under the Notice, liquidating distributions are exempt from the Excise Tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. However, the U.S. Department of Treasury has yet to promulgate proposed or final regulations for the Excise Tax.

Because any redemption that occur as a result of any extension of the deadline by which we have to consummate an initial business combination (in the event we seek such an extension) or our initial business combination would occur after December 31, 2022, we may be subject to the Excise Tax as a result of any redemptions in connection with such extension or our initial business combination. Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) the fair market value of the redemption and repurchases of stock in connection with our initial business combination, (ii) the structure of the initial business combination, (iii) the nature and amount of any Private Investment in Public Equity or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination), (iv) if we fail to timely consummate our initial business combination and/or liquidate in a taxable year following a redemption of stock and (v) the content of regulations and other future guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our Public Stockholders in the event we liquidate the Trust Account due to a failure to complete an initial Business Combination within the requisite timeframe.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort, resources and costs to identify a suitable target for an initial business combination.

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

As of December 31, 2022, approximately $700,000 of the net proceeds of the Public Offering remain available to us outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following such closing; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post- business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our Public Stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Public Offering on July 30, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 16 months after the effective date of our Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in Trust Account included approximately $2,926,696 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, or July 27, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	unique and / or heightened cyber security risks;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

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

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members or owners are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of shares of Class A common stock in connection with such business combination. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after any such reincorporation.

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

Class A common stock held by public stockholders	16,000,000
Class A common stock held by the Sponsor Funds	4,000,000
Class A common stock held by our Sponsor	650,000
Class B common stock held by our initial stockholders	5,000,000

Total common stock	25,650,000
Total funds in trust available for initial business combination(1)	$202,900,000
Public stockholders’ investment per share of Class A common stock.	$10.00
Our Sponsor’s total investment per share of common stock(2)	$1.15
Implied value per share of Class A common stock upon the initial business combination(3)(4)	$7.69

(1)	Reflects balance in Trust Account as of December 31, 2022.
(2)	The Sponsor’s total investment in the equity of the company, inclusive of the founder shares and the Sponsor’s $6,500,000 investment in shares of our Class A common stock, is $6,525,000.
(3)	All founder shares will automatically convert into shares of Class A common stock upon completion of our initial business combination.
(4)	Net of $5,600,000 in deferred underwriting commissions.

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

Our officers, directors and advisors currently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

On May 13, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, in exchange for an aggregate of 5,750,000 founder shares. On June 15, 2021, our Sponsor transferred 143,750 founder shares to Christopher Wolfe, our Chief Financial Officer, 230,000 founder shares to Section 32 Fund 3, LP, a managing member of our Sponsor, 30,000 founder shares to each of Andrew ElBardissi, Keith Crandell, Mara Aspinall, Kevin Hrusovsky, Angela Lai and Nick Roelofs, our directors, and 10,000 founder shares to each of Bonnie Anderson, Peer Schatz and Vince Miller, certain of our advisors, for the same per-share price initially paid by our Sponsor, resulting in our Sponsor holding 5,166,250 founder shares. On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; thus, 750,000 shares of Class B common stock were forfeited on August 5, 2021, accordingly, resulting in our Sponsor holding 4,465,000 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 shares of Class A common stock (if the underwriters’ over-allotment option was exercised in full), and therefore that such founder shares would represent 20% of the issued and outstanding shares after the Public Offering (excluding the private placement shares). The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased 650,000 private placement shares at a price of $10.00 per private placement share ($6,500,000 in the aggregate), that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers, directors and advisors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 30, 2023. The audited financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently sub-lease executive offices at 345 Park Avenue South, 12th Floor, New York, NY 10010 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Class A common stock is listed on Nasdaq under the symbol “DALS.”

(b) Holders

As of December 31, 2022, there were two holders of record of our Class A common stock and twelve holders of record of our Class B common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A common stock are held of record by banks, brokers and other financial institutions.

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

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $0.7 million in our operating bank account and working capital of approximately $0.5 million (not taking into account approximately $629,000 in tax obligations that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares, the loan of approximately $200,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (the “Working Capital Loans”). As of December 31, 2022 and 2021, there was no outstanding Working Capital Loans.

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

However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 30, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on our Company’s financial condition, results of operations, and cash flows is also not determinable.

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any Private Investment in Public Equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Results of Operations

Our entire activity from inception up to December 31, 2022, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of approximately $599,000, which consisted of approximately $1.4 million in general and administrative expenses, $210,000 in general and administrative expenses-related party, approximately $200,000 in franchise tax expenses and approximately $543,000 in income tax expenses, partially offset by approximately $2.9 million in income from investments held in Trust Account.

For the period from April 16, 2021 (inception) through December 31, 2021, we had a net loss of approximately $571,000, which consisted of approximately $366,000 in general and administrative expenses, approximately $88,000 in administrative expenses-related party and approximately $143,000 in franchise tax expenses, partially offset by approximately $25,000 in income from investments held in Trust Account.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $50,000, respectively, under this agreement, included in administrative expenses—related party on the accompanying statements of operations. As of December 31, 2022 and 2021, no amounts were outstanding for these services.

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

During the year ended December 31, 2022 and during the period from April 16, 2021 (inception) through December 31, 2021, we incurred $90,000 and $37,500, respectively, in expenses for these services which is included in administrative expenses-related party on the accompanying statements of operations. As of December 31, 2022 and 2021, $7,500 was prepaid for these services.

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

Investments held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A common stock subject to possible redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Steve Kafka	53	Chief Executive Officer and Director
Christopher Wolfe	43	Chief Financial Officer and Secretary
Andrew ElBardissi	41	Director
Keith Crandell	62	Director
Mara Aspinall	60	Director
Kevin Hrusovsky	61	Director
Angela Lai	52	Director
Nick Roelofs	65	Director

Steve Kafka, Ph.D., has been our Chief Executive Officer since April 2021. Dr. Kafka is a Managing Partner of Section 32, where he focuses on investments in innovative companies operating at the confluence of life sciences and technology. Dr. Kafka has led the firm’s investments in companies including Thrive Earlier Detection Corp., Glympse Bio, Inc., Celsius Therapeutics, Inc., and C2i Genomics. Dr. Kafka is also an accomplished company-builder and strategic leader in molecular diagnostics and data: from April 2019 to January 2021 he was founding Chief Executive Officer and Executive Chairman of Thrive Earlier Detection Corp., a healthcare company advancing a breakthrough blood test for the earlier detection of multiple types of cancer that was acquired by EXACT Sciences Corporation (Nasdaq: EXAS) in January 2021; from June 2018 to October 2020 he was Executive Chairman of ArcherDx, Inc., an innovator in personalized cancer monitoring utilizing next generation sequencing that was acquired by Invitae Corporation (NYSE: NVTA) in October 2020; and from January 2013 to February 2018 he was President and Chief Operating Officer of Foundation Medicine, Inc., a pioneer in oncology precision medicine that was acquired by Roche in June 2018. From August 2018 to November 2019, Dr. Kafka was Partner of Third Rock Ventures LLC. Dr. Kafka is currently Chairman at Glympse Bio, Inc., where he serves on the Compensation Committee, and a director of ImmuneID, Inc., and was previously an independent director at Relay Therapeutics (Nasdaq: RLAY) from June 2018 to August 2019. Previously, Dr. Kafka held senior leadership roles with several therapeutic biotechnology companies including Millennium Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc. (Nasdaq: INFI), and Aileron Therapeutics (Nasdaq: ALRN). Dr. Kafka was also previously a Research Director at the leading technology research and consulting firm Forrester Research and was a Senior Engagement Manager at boutique strategy consultancy Strategic Decisions Group. Dr. Kafka holds a Ph.D. in political economy and government from Harvard University and an A.B. degree in economics and political science from Stanford University.

Christopher Wolfe has been our Chief Financial Officer and Secretary since April 2021. Mr. Wolfe has 20 years of experience in investing in healthcare and services businesses with a focus on complex and structured transactions. Mr. Wolfe has served as chief financial officer of previous Deerfield-sponsored SPACs, including DFB Healthcare Acquisitions Corp. until the consummation of its business combination in November 2019 with AdaptHealth Corp. (Nasdaq: AHCO), Deerfield Healthcare Technology Acquisitions Corp. until the consummation of its business combination in June 2021 with CareMax Inc. (Nasdaq: CMAX), and DFP Healthcare Acquisitions Corp. (Nasdaq: DFPH), until the consummation of its business combination with The Oncology Institute in November 2021. Mr. Wolfe helped source, negotiate, structure and execute the business combination transactions with AdaptHealth Corp., CareMax Inc., and The Oncology Institute. From June 2003 to December 2017, Mr. Wolfe was a partner of Capital Z Partners Management, LLC, a middle-market private equity fund that has invested $3 billion in over 50 transactions since 1990, and worked in M&A at Credit Suisse First Boston. Mr. Wolfe graduated magna cum laude from Harvard College.

Andrew ElBardissi, M.D., one of our directors, is a Partner on the structured products team at Deerfield Management, where he has been since January 2017, and focuses on healthcare technology, including diagnostics and life sciences tools. At Deerfield Management, Dr. ElBardissi has led investments and serves as a member of the Boards of Directors of Sema4, Singular Genomics, Encodia, Inc., DNAMx, Inc., Epic Sciences, Acutus Medical Inc. (Nasdaq: AFIB), Farapulse, Inc., Endologix LLC, Element Science, Inc., and InCarda Therapeutics, Inc., among others.

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

Keith Crandell, one of our directors, is a co-founder and has served as a Managing Director of ARCH Venture Partners since July 1994, where he focuses on life science tools, devices, and diagnostics. He currently serves on the Board of Directors of Quanterix Corporation (Nasdaq: QTRX), a publicly-traded company focusing on ultra-sensitive digital biomarker detection; Twist Bioscience (Nasdaq: TWST), a publicly-traded synthetic biology company whose silicon-based DNA writing platform offers broad application across the life science and biotherapeutics, and 908 Devices Inc. (Nasdaq: MASS), a publicly-traded company focused on bringing mass spectrometry to bio discovery and processing and field forensic applications. Mr. Crandell has played a key role in the formation and initial funding round of life science companies, including Quanterix Corporation, Twist Bioscience; and 908 Devices Inc., among others. Mr. Crandell is also a director of several private companies and serves on the Entrepreneurship Advisory Board at the Polsky Center for Entrepreneurship and Innovation of the University of Chicago Booth School of Business, the University of Chicago Pritzker School of Molecular Engineering Advisory Council, and on the Investment Advisory Board for the Partners Innovation Fund, a venture capital fund affiliated with Harvard Medical School Hospitals. Mr. Crandell has a B.S. degree in chemistry and mathematics from St. Lawrence University, an M.S. in chemistry from the University of Texas at Arlington, and an M.B.A. from the University of Chicago.

Mara Aspinall, one of our directors, has been a Managing Director and Co-Founder of BlueStone Venture Partners, a venture fund investing in life sciences technology companies in the US Southwest, since 2017, and has been Managing Director of the Health Catalysts Group, a consulting firm dedicated to the growth of health information technology and diagnostics firms, since 2014. She currently serves on the Board of Directors of Abcam (Nasdaq: ABCM) since 2015, Castle Biosciences Inc (Nasdaq: CSTL) since 2015, OraSure Technologies Inc (Nasdaq: OSUR) since 2017, and Blue Cross Blue Shield Arizona since 2015. Ms. Aspinall currently sits on the Audit and Risk Committee, and the Remuneration Committee for Abcam plc, sits on the Audit Committee and is Chair of the Nominating and Corporate Governance Committee of Castle Biosciences Inc, and sits on the Compensation Committee and is Chair of the Board of Directors of OraSure Technologies Inc. She previously served on the Health and Human Services Secretary’s Advisory Committee on Genetics, Health and Society (SACGHS) in the Obama and Bush administrations. Ms. Aspinall was the President and CEO of Ventana Medical Systems, a billion-dollar division of The Roche Group (now Roche Tissue Diagnostics), from 2011 to 2014. Previously, she spent 13 years at Genzyme Corporation from 1997 to 2009 where she served as President of Genzyme Genetics and Genzyme Pharmaceuticals. She transformed Genzyme Genetics from a small specialized player to one of the leading laboratories in the country, prior to its sale to LabCorp for $925 million. Ms. Aspinall has a B.A. from Tufts University and an M.B.A. from Harvard Business School.

Kevin Hrusovsky, one of our directors, has been Chairman and CEO of Quanterix (Nasdaq: QTRX), a company digitizing biomarker analysis to advance the science of precision health, from 2015 to 2022. Prior to joining Quanterix, he was President of Life Sciences and Technologies at PerkinElmer (NYSE: PKI) from 2011 to 2013, CEO of Caliper Life Sciences (now PerkinElmer) from 2003 to 2011 and CEO of Zymark Corporation (now PerkinElmer) from 1996 to 2003. Previously, he served as President of FMC Corporation’s (NYSE: FMC) Pharmaceuticals division from 1992 to 1995 and as head of International Agricultural Products from 1995 to 1996 and held key management positions at E.I. DuPont de Nemours from 1983 to 1992.

Mr. Hrusovsky is Chairman of 908 Devices (Nasdaq: MASS) and has been on the board since 2013. He previously served on the Boards BioIVT, Cell Signaling, Xenogen, SeraCare, Caliper LS, SynapDx, Cellaria, Solect, MA Biotechnology Educational Council, Brown University Center for Biomedical Engineering, Assc for Laboratory Automation, and the Strategy CommBoston Children’s Hospital strategy Committee. Mr. Hrusovsky has a B.S. in Mechanical Engineering from The Ohio State University and an M.B.A. from Ohio University.

Angela Lai, one of our directors, is CEO of BetterOmics, a company she founded in 2019, building an AI data engineering platform for Life Science companies. Previously, she was the Chief Technology Officer at GRAIL, a company developing a blood-based diagnostic for early cancer detection, from 2018 to 2019 and held other roles since joining the company in 2016. Prior to her endeavors in the life science industry, she was a Vice President at Google (Nasdaq: GOOG) from 2004 to 2016, where she led the Product and Engineering teams that developed key Google products, including Search, Payments, and AdWords. Ms. Lai has a B.S.E. in Computer Engineering from the School of Engineering and Applied Sciences at the University of Pennsylvania, a B.S. in Economics concentrating in Finance from the Wharton School at the University of Pennsylvania, and a Master’s degree in Robotics from the School of Engineering and Applied Sciences at the University of Pennsylvania.

Nick Roelofs, Ph.D., one of our directors, has been an Advising Partner for Summa Equity, a Swedish private equity firm, since 2019, and an Industrial Advisor for Nordic Capital, a Swedish private equity firm, since 2014. He has been directly involved in four start-up companies and several multi-national corporations including Baxter Healthcare (NYSE: BAX) from 1989 to 1997, Applied Biosystems from 1997 to 2001, Stratagene from 2001 to 2004, Bio-Rad (NYSE: BIO) from 2004 to 2005, and Agilent Technologies Inc. (NYSE: A), where he served as the President of the Life Sciences Group at Agilent from 2009 to 2013. Dr. Roelofs currently serves on seven company Boards of Directors for a range of venture capital backed start-ups, larger private equity backed multinational companies and U.S. public companies, including Olink Holding AB (Nasdaq: OLK) since 2018. He also serves as an advisor to a range of governments and public, private equity, and venture capital investors. Dr. Roelofs has an M.S. in Organic Chemistry from Iowa State University and a Ph.D. in Organic Chemistry from the University of Nevada, Reno.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have opted to comply with the scaled disclosure requirements applicable to emerging growth companies.

The named executive officer compensation described in this section discusses our 2022 compensation programs.

Executive Officer Compensation

Our named executive officers for the fiscal year ended December 31, 2022, which consist of our principal executive officer and our chief financial officer who were the only executive officers as of December 31, 2022, are:

•	Steve Kafka, our Chief Executive Officer and Director; and

•	Christopher Wolfe, our Chief Financial Officer and Secretary.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the fiscal year ended December 31, 2022.

Name and Principal Positon	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)	Total ($)
Steve Kafka, Chief Executive Officer and Director	2022	—	—	—	—	—	—
Christopher Wolfe, Chief Financial Officer and Secretary	2022	$90,000	—	—	—	—	$90,000

Narrative Disclosure to Summary Compensation Table

The salary paid to Mr. Wolfe during the year ended December 31, 2022 represents compensation for services rendered pursuant to that certain Strategic Services Agreement, pursuant to which we agreed to pay our Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial business combination.

Mr. Kafka did not receive any compensation for the year ended December 31, 2022.

Director Compensation Table

The following table summarizes the compensation earned by each of our directors for the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Mara Aspinall	$40,000	—	—	—	—	—	$40,000
Andrew ElBardissi	—	—	—	—	—	—	—
Keith Crandell	—	—	—	—	—	—	—
Kevin Hrusovsky	—	—	—	—	—	—	—
Angela Lai	—	—	—	—	—	—	—
Nick Roelofs	—	—	—	—	—	—	—

The fees earned by Ms. Aspinall during the year ended December 31, 2022 represents compensation for services rendered as Chair of the Audit Committee. No other director earned or received any compensation for services rendered to us during the year ended December 31, 2022.

We pay an affiliate of our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table is based on 25,650,000 shares of common stock outstanding at March 29, 2023, of which 20,650,000 were shares of Class A common stock (of which 650,000 are private placement shares) and 5,000,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned(2)		Approximate Percentage of Outstanding Class B Common Stock
DA32 Sponsor LLC(3)	650,000	3.1%	4,465,000		89.3%
Steve Kafka	—	—	—		—
Chris Wolfe	—	—	125,000		2.5%
Andrew ElBardissi	—	—	30,000	*
Keith Crandell(4)	2,250,000	10.9%	4,495,000		89.9%
Mara Aspinall	—	—	30,000	*
Kevin Hrusovsky	—	—	30,000	*
Angela Lai	—	—	30,000	*
Nick Roelofs	—	—	30,000	*
All executive officers and directors as a group (8 individuals)	2,250,000	10.9%	4,770,000		95.4%
ARCH Venture Fund XI, L.P., ARCH Venture Partners XI, L.P., ARCH Venture Partners XI, LLC, Keith Crandell, Kristina Burow, Robert Nelsen and Steven Gillis(4)	2,250,000	10.9%	4,465,000		89.3%
Deerfield Management Company, L.P., Deerfield Partners, L.P., Deerfield Mgmt, L.P. and James E. Flynn(5)	2,250,000	10.9%	4,495,000		89.9%
Section 32 Fund 3, LP, Section 32 GP 3, LLC and William J. Maris(6)	1,450,000	7.0%	4,665,000		93.3%
RA Capital Management, L.P., Peter Kolchinsky, Rajeev Shah and RA Capital Healthcare Fund, L.P.(7)	1,500,000	7.3%	—		—
Wellington Management Company LLP(8)	2,826,091	13.7%	—		—
BlackRock, Inc.(9)	1,500,000	7.3%	—		—
Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein(10)	1,258,277	6.1%	—		—

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our stockholders listed is 345 Park Avenue South, 12th Floor, New York, NY 10010.
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

(8)

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

(9)	According to a Schedule 13G/A filed on January 31, 2023, BlackRock, Inc. owns 1,500,000 shares. The address of the principal business office is 55 East 52nd Street, New York, NY 10055.
(10)

According to a Schedule 13G/A filed on February 14, 2023, Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, a United States citizen share voting and dispositive power of 1,120,277 shares of Class A common stock. The address of the principal business office is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from July 30, 2021 (inception) to December 31, 2021, and of services rendered in connection with our initial public offering, totaled $75,940 and $104,545, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the July 30, 2021 (inception) to December 31, 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2022 and the period from July 30, 2021 (inception) to December 31, 2021, we paid $5,720 and $0, respectively to WithumSmith+Brown, PC for tax compliance fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2022 and the period from July 30, 2021 (inception) to December 31, 2021, we did not pay WithumSmith+Brown, PC any other fees.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

3.2	By Laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

4.1	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

4.2	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40676), filed with the SEC on March 31, 2022).

10.1	Letter Agreement, dated July 27, 2021, by and among the Company, its executive officers, its directors and DA32 Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.2	Investment Management Trust Agreement, dated July 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.3	Registration Rights Agreement, dated July 27, 2021, by and among the Company, DA32 Sponsor LLC and the Holders signatory thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.4	Private Placement Class A Common Stock Purchase Agreement, dated July 27, 2021, by and between the Company and DA32 Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.5	Strategic Services Agreement, dated July 27, 2021, by and between the Company and Christopher Wolfe (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40676), filed with the SEC on July 30, 2021).

10.6	Securities Subscription Agreement between DA32 Life Science Tech Acquisition Corp. and DA32 Sponsor LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

10.7	Amended and Restated Administrative Services Agreement, dated as of July 27, 2021, by and between the Company and Deerfield Partners, L.P (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-40676), filed with the SEC on March 31, 2022).

10.8*	Consulting Agreement, dated January 13, 2023, by and between the Company and Amanda Murphy.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-257679), filed with the SEC on July 2, 2021).

24.1*	Power of Attorney (included on the signature page herein).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.

	By:	/s/ Steve Kafka
		Name:	Steve Kafka
Dated: March 29, 2023		Title:	Chief Executive Officer

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

Name	Title	Date

/s/ Steve Kafka	Chief Executive Officer and Director	March 29, 2023
Steve Kafka	(Principal Executive Officer)

/s/ Christopher Wolfe	Chief Financial Officer and Secretary	March 29, 2023
Christopher Wolfe	(Principal Financial and Accounting Officer)

/s/ Andrew ElBardissi	Director	March 29, 2023
Andrew ElBardissi /s/ Keith Crandell	Director	March 29, 2023
Keith Crandell /s/ Mara Aspinall	Director	March 29, 2023
Mara Aspinall /s/ Kevin Hrusovsky	Director	March 29, 2023
Kevin Hrusovsky /s/ Angela Lai	Director	March 29, 2023
Angela Lai /s/ Nick Roelofs	Director	March 29, 2023
Nick Roelofs

Index to Financial Statements

Page
Audited Financial Statements of DA32 Life Science Tech Acquisition Corp.:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-4
Statements of Operations for the Year Ended December 31, 2022 and for the Period from April 16, 2021 (inception) through December 31, 2021	F-5
Statements of Changes in Stockholders’ Deficit for the Year ended December 31, 2022 and for the Period from April 16, 2021 (inception) through December 31, 2021	F-6
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from April 16, 2021 (inception) through December 31, 2021	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
DA32 Life Science Tech Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of DA32 Life Science Tech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by July 30, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 2
9
, 2023
PCAOB ID Number 100

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$699,256	$1,864,919
Prepaid expenses	229,709	603,324

Total current assets	928,965	2,468,243
Investments held in Trust Account	202,926,696	200,024,686

Total Assets	$203,855,661	$202,492,929

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,326	$—
Accrued expenses	419,963	144,000
Franchise tax payable	86,077	142,516
Income tax payable	542,667	—

Total current liabilities	1,050,033	286,516
Deferred underwriting commissions	5,600,000	5,600,000

Total Liabilities	6,650,033	5,886,516
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at approximately $10.10 and $10.00 per share at redemption as of December 31, 2022 and December 31, 2021, respectively	201,941,463	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of December 31, 2022 and December 31, 2021	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(4,736,400)	(3,394,152)

Total stockholders’ deficit	(4,735,835)	(3,393,587)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$203,855,661	$202,492,929

The accompanying notes are an integral part of these financial statements.

F-
4

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the Period from
		April 16, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
General and administrative expenses	$1,350,078	$365,964
General and administrative expenses - related party	210,000	87,500
Franchise tax expenses	200,050	142,516

Loss from operations	(1,760,128)	(595,980)
Other income
Income from investments held in Trust Account	2,902,010	24,686

Income (loss) before income tax expense	1,141,882	(571,294)
Income tax expense	542,667	—

Net income (loss)	$599,215	$(571,294)

Weighted average Class A common shares outstanding, basic and diluted	20,650,000	12,310,577

Basic and diluted net income (loss) per share, Class A	$0.02	$(0.03)

Weighted average Class B common shares outstanding, basic and diluted	5,000,000	4,461,538

Basic and diluted net income (loss) per share, Class B	$0.02	$(0.03)

The accompanying notes are an integral part of these financial statements.

F-
5

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2022, and for the
Period From April 16, 2021 (inception) through December 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement shares to Sponsor in private placement	650,000	65	—	—	6,499,935	—	6,500,000
Forfeited shares	—	—	(750,000)	(75)	75	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(6,524,435)	(2,822,858)	(9,347,293)
Net loss	—	—	—	—	—	(571,294)	(571,294)

Balance - December 31, 2021	650,000	$65	5,000,000	$500	$—	$(3,394,152)	$(3,393,587)
Net income	—	—	—	—	—	599,215	599,215
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(1,941,463)	(1,941,463)

Balance - December 31, 2022	650,000	$65	5,000,000	$500	$—	$(4,736,400)	$(4,735,835)

The accompanying notes are an integral part of these financial statements.

F-
6

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the Period from
		April 16, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$599,215	$(571,294)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Income from investments held in Trust Account	(2,902,010)	(24,686)
Changes in operating assets and liabilities:
Prepaid expenses	373,615	(603,324)
Accounts payable	1,326	—
Accrued expenses	345,963	74,000
Franchise tax payable	(56,439)	142,516
Income tax payable	542,667	—

Net cash used in operating activities	(1,095,663)	(982,788)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(200,000,000)

Cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	200,000
Repayment of note payable to related party	—	(200,000)
Proceeds received from initial public offering, gross	—	200,000,000
Proceeds received from private placement	—	6,500,000
Offering costs paid	(70,000)	(3,677,293)

Net cash (used in) provided by financing activities	(70,000)	202,847,707

Net change in cash	(1,165,663)	1,864,919
Cash - beginning of the period	1,864,919	—

Cash - end of the period	$699,256	$1,864,919

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$5,600,000
The accompanying notes are an integral part of these financial statements.

F-
7

DA32 LIFE SCIENCES TECH ACQUISITION CORP.
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on the Trust Account (as defined below).
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

F-
8

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.5 million (not taking into account approximately $629,000 in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash payment of $25,000 from Sponsor to purchase the Founder Shares, the loan of $200,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.
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
However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 30, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

F-
9

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

F-
10

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Public Shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance on its deferred taxes as of December 31, 2022 and 2021.
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

F-1
1

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31, 2022		For the Period from April 16, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$482,409	$116,806	$(419,324)	$(151,970)
Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,000,000	12,310,577	4,461,538

Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.03)	$(0.03)

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

F-1
2

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $50,000, respectively, under this agreement, included in administrative expenses – related party on the accompanying statements of operations. As of December 31, 2022 and 2021, no amounts were outstanding for these services.
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
Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. For the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, the Company incurred $90,000 and $37,500, respectively, in expenses for these services which is included in administrative expenses—related party on the accompanying statements of operations. As of December 31, 2022 and 2021, $7,500 was prepaid for these services.
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

F-1
3

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any Private Investment in Public Equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 20,000,000 shares of Class A common stock outstanding subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Class A common stock issuance costs	(9,347,293)
Plus:
Accretion of carrying value to redemption value	9,347,293

Class A common stock subject to possible redemption, December 31, 2021	200,000,000
Plus:
Increase in redemption value of Class A common stock subject to redemption	1,941,463

Class A common stock subject to possible redemption, December 31, 2022	$201,941,463

Note 7 - Stockholders’ Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock-
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 650,000 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet
s
(see Note 6).

F-1
4

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Class B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On May 13, 2021, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; accordingly, 750,000 shares of Class B common stock were forfeited on August 5, 2021. As of December 31, 2022 and 2021, there were 5,000,000 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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
Note 8 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account - U.S. Treasury Bills	$202,926,696	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account - U.S. Treasury Bills	$200,024,686	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the year ended December 31, 2022 and in the period from April 16, 2021 (inception) through December 31, 2021.
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
The income tax expense (benefit) consists of the following for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021:

F-
15

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

		For the Period from
		April 16, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Current
Federal	$542,667	$—
State	—	—
Deferred
Federal	(302,872)	(119,972)
State	—	—
Valuation allowance	302,872	119,972

Income tax expense	$542,667	$—

The Company’s net deferred tax asset is summarized as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Start-up/Organization costs	$422,844	$95,227
Net operating loss carryforwards	—	24,745

Total deferred tax assets	422,844	119,972
Valuation allowance	(422,844)	(119,972)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, the valuation allowance increased by approximately $303,000 and $120,000, respectively.
As of December 31, 2021, the Company had approximately $118,000 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income. As of December 31, 2022, there were no federal net operating loss carryovers to offset future taxable income. The net operating loss carryovers were fully utilized.
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021 is as follows:

F-1
6

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

		For the Period from
		April 16, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	26.5%	-21.0%

Effective tax rate	47.5%	0.0%

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

F-1
7