Form 10-Q
period 2023-03-31
DA32 Life Science Tech Acquisition Corp.
filed 2023-05-12
CIK 1863294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40676

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3352988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue, 12th Floor New York , NY	10010
(Address Of Principal Executive Offices)	(Zip Code)
(212)551-1600
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
May 11, 2023
, 20,650,000 Class A common shares, par value $0.0001 per share, and 5,000,000 Class B common shares, par value $0.0001 per share, were issued and outstanding.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DA32 LIFE SCIENCE TECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets:	(unaudited )
Current assets:
Cash	$303,772	$699,256
Prepaid expenses	187,334	229,709

Total current assets	491,106	928,965
Investments held in Trust Account	204,493,113	202,926,696

Total Assets	$204,984,219	$203,855,661

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$—	$1,326
Accrued expenses	432,000	419,963
Franchise tax payable	49,365	86,077
Income tax payable	871,615	542,667

Total current liabilities	1,352,980	1,050,033
Deferred underwriting commissions	5,600,000	5,600,000

Total Liabilities	6,952,980	6,650,033
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at approximately $10.16 and $10.10 per share at redemption as of March 31, 2023 and December 31, 2022, respectively	203,139,934	201,941,463
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	500	500
Additional paid-in capital	—	—
Accumulated deficit	(5,109,260)	(4,736,400)

Total stockholders’ deficit	(5,108,695)	(4,735,835)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$204,984,219	$203,855,661

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$309,994	$231,509
General and administrative expenses—related party	52,500	52,500
Franchise tax expenses	49,365	49,365

Loss from operations	(411,859)	(333,374)
Other income:
Gain on investments held in Trust Account	1,566,417	30,010

Total Other income, net	1,566,417	30,010
Income (loss) before provision for income tax	$1,154,558	$(303,364)
Provision for income tax	328,947	—

Net income (loss)	$825,611	$(303,364)

Weighted average Class A common shares outstanding, basic and diluted	20,650,000	20,650,000

Basic and diluted net income (loss) per share, Class A	$0.03	$(0.01)

Weighted average Class B common shares outstanding, basic and diluted	5,000,000	5,000,000

Basic and diluted net income (loss) per share , Class B	$0.03	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	650,000	$65	5,000,000	$500	$—	$(4,736,400)	$(4,735,835)
Net income	—	—	—	—	—	825,611	825,611
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(1,198,471)	(1,198,471)

Balance – March 31, 2023	650,000	$65	5,000,000	$500	$—	$(5,109,260)	$(5,108,695)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	650,000	$65	5,000,000	$500	$—	$(3,394,152)	$(3,393,587)
Net loss	—	—	—	—	—	(303,364)	(303,364)

Balance—March 31, 2022 (unaudited)	650,000	$65	5,000,000	$500	$—	$(3,697,516)	$(3,696,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$825,611	$(303,364)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Income from investments held in Trust Account	(1,566,417)	(30,010)
Changes in operating assets and liabilities:
Prepaid expenses	42,375	53,329
Accounts payable	(1,326)	32,080
Accrued expenses	12,037	81,600
Franchise tax payable	(36,712)	(93,151)
Income tax payable	328,948	—

Net cash used in operating activities	(395,484)	(259,516)

Net change in cash	(395,484)	(259,516)
Cash—beginning of the period	699,256	1,864,919

Cash—end of the period	$303,772	$1,605,403

The accompanying notes are an integral part of these unaudited condensed financial statements.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
Liquidity and Capital Resources
As of March 31, 2023, the Company had approximately $0.3 million in its operating bank account and working capital of approximately $0.5 million (not taking into account approximately $1.3 million in tax obligations that may be paid using investment income earned in Trust Account).
The Company’s liquidity needs to date have been satisfied through a cash payment of $25,000 from Sponsor to purchase the Founder Shares, the loan of $200,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
“Presentation of Financial Statements-Going Concern,” management has determined tha
t the liquidity condition, m
andatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 30, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 29, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Public Shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 20,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Compan
y’s condensed b
alance sheets.
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
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance on its deferred taxes as of March 31, 2023 and December 31, 2022.

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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$664,673	$160,938	$(244,229)	$(59,135)
Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,000,000	20,650,000	5,000,000
Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.01)	$(0.01)

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of Class A common stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement, included in administrative expenses – related party on the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, no amounts were outstanding for these services.
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
Wolfe Strategic Services Agreement
On July 27, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. For the three months ended March 31, 2023 and 2022, the Company incurred $22,500 and $22,500, respectively, in expenses for these services which is included in administrative expenses—related party on the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, $0 and $7,500 was prepaid for these services.
Note 5 – Commitments and Contingencies
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
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 20,000,000 shares of Class A common stock outstanding subject to possible redemption.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Class A common stock subject to possible redemption, December 31, 2021	$200,000,000
Plus:
Increase in redemption value of Class A common stock subject to redemption	1,941,463

Class A common stock subject to possible redemption, December 31, 2022	201,941,463
Plus:
Increase in redemption value of Class A common stock subject to redemption	1,198,471

Class A common stock subject to possible redemption, March 31, 2023	$203,139,934

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock-
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 650,000 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets

(see Note 6).
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On May 13, 2021, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 4, 2021, the underwriters informed the Company that they decided not to exercise their over-allotment option; accordingly, 750,000 shares of Class B common stock were forfeited on August 5, 2021. As of March 31, 2023 and December 31, 2022, there were 5,000,000 Class B shares of common stock issued and outstanding, none subject to forfeiture.
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
basis.
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and investments held in Trust Account – Money Market Funds	$204,493,113	$—	$—
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account—U.S. Treasury Bills	$202,926,696	$—	$—

DA32 LIFE SCIENCE TECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the period ended March 31, 2023 and December 31, 2022.
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

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $0.3 million in our operating bank account and working capital of approximately $0.5 million (not taking into account approximately $1.3 million in tax obligations that may be paid using investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares, the loan of approximately $200,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (the “Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there was no outstanding Working Capital Loans.

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

However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 30, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 30, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on our Company’s financial condition, results of operations, and cash flows is also not determinable.

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

Results of Operations

Our entire activity from inception up to March 31, 2023, was for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net income of approximately $826,000, which consisted of approximately $310,000 in general and administrative expenses, approximately $52,500 in general and administrative expenses-related party, approximately $49,000 in franchise tax expenses and approximately $329,000 in income tax expenses, offset by approximately $1.6 million in gain on investments held in Trust Account.

For the three months ended March 31, 2022, we had a net loss of approximately $303,000, which consisted of approximately $232,000 in general and administrative expenses, approximately $53,000 in general and administrative expenses—related party and approximately $49,000 in franchise tax expenses, partially offset by approximately $30,000 in gain on investments held in Trust Account.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of July 27, 2021, the original Administrative Services Agreement was amended and restated in full to correct a clerical error in the parties to the agreement. The Amended and Restated Administrative Services Agreement (the “A&R Administrative Services Agreement”), by and between the Company and Deerfield Partners, L.P. (“Deerfield Affiliate”), an affiliate of the Sponsor, provides that the Company will pay Deerfield Affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement, included in administrative expenses—related party on the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, no amounts were outstanding for these services.

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

During the three months ended March 31, 2023 and 2022, we incurred $22,500 and $22,500, respectively, in expenses for these services which is included in administrative expenses-related party on the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, $7,500 was prepaid for these services.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting estimates:

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks disclosed under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 12, 2023	DA32 LIFE SCIENCE TECH ACQUISITION CORP.

	By:	/s/ Steve Kafka
	Name:	Steve Kafka
	Title:	Chief Executive Officer